Form 10-Q
period 2015-08-31
Andina Acquisition Corp. II
filed 2016-01-08
CIK 1652101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended August 31, 2015

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-37628

ANDINA ACQUISITION CORP. II

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	47-5245051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 West 57th St

Suite 2223

New York, NY 10107

(Address of principal executive offices)

(646) 565-3861

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ('232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of January 8, 2016, 5,310,000 ordinary shares, par value $0.0001 per share were issued and outstanding.

ANDINA ACQUISITION CORP. II

FORM 10-Q FOR THE PERIOD FROM JULY 1, 2015 (INCEPTION) THROUGH AUGUST 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ANDINA ACQUISITION CORP. II

CONDENSED BALANCE SHEET

August 31, 2015

(Unaudited)

Assets
Deferred offering costs	$60,000
Total assets	$60,000

Liabilities and Shareholders' Equity
Due to related party	$40,750
Accrued expenses	10,000
Total current liabilities	50,750

Commitments

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 1,150,000 shares issued and outstanding (1)	115
Additional paid-in capital	24,885
Accumulated deficit	(15,750)
Total shareholders' equity	9,250
Total Liabilities and Shareholders' Equity	$60,000

(1) This number includes an aggregate of up to 150,000 ordinary shares repurchased by the Company upon receiving notice of not exercising the over-allotment option by the underwriters (see Note 8).

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. II

CONDENSED STATEMENT OF OPERATIONS

For The Period From July 1, 2015 (Inception) through August 31, 2015

(Unaudited)

Formation and operating costs	$15,750
Net loss	$(15,750)

Weighted average shares outstanding, basic and diluted (1)	1,000,000

Basic and diluted net loss per ordinary share	$(0.02)

(1) This number excludes an aggregate of up to 150,000 ordinary shares repurchased by the Company upon receiving notice of not exercising the over-allotment option by the underwriters (see Note 8).

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. II

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For The Period From July 1, 2015 (Inception) through August 31, 2015

(Unaudited)

					Total
	Ordinary Shares (1)		Additional Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Ordinary shares issued to initial shareholders	1,150,000	$115	$24,885	$-	$25,000
Net loss	-	-	-	(15,750)	(15,750)
Balance - August 31, 2015	1,150,000	$115	$24,885	$(15,750)	$9,250

(1) This number includes an aggregate of up to 150,000 ordinary shares repurchased by the Company upon receiving notice of not exercising the over- allotment option by the underwriters (see Note 8).

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

For The Period From July 1, 2015 (Inception) through August 31, 2015

(Unaudited)

Cash Flows from Operating Activities
Net loss	$(15,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by related party	5,750
Changes in operating assets and liabilities:
Accrued expenses	10,000
Net cash used in operating activities	-

Cash Flows from Financing Activities
Proceeds from issuance of ordinary shares to initial shareholders	25,000
Payment of deferred offering costs	(25,000)
Net cash provided by financing activities	-

Net change in cash and cash equivalents	-

Cash and cash equivalents - beginning of the period	-
Cash and cash equivalents - ending of the period	$-

Supplemental disclosure of noncash investing and financing activities:
Payment of deferred offering costs made by shareholder and included in due to related party	$35,000

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. II

NOTES TO THE FINANCIAL STATEMENTS

For The Period From July 1, 2015 (Inception) through August 31, 2015

(Unaudited)

Note 1: - Organization, Plan of Business Operations

Andina Acquisition Corp. II (the “Company”) was incorporated in the Cayman Islands on July 1, 2015 as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although the Company initially intends to focus on target businesses in the Andean region of South America and in Central America.

At August 31, 2015, the Company had not yet commenced any operations. All activity through August 31, 2015 relates to the Company’s formation and the offering described below. The Company has selected November 30 as its fiscal year-end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on November 24, 2015. The Company consummated the Initial Public Offering of 4,000,000 units (“Units”) at $10.00 per Unit on December 1, 2015, generating net proceeds of approximately $38.2 million, net of offering costs of approximately $1.8 million, inclusive of $1.3 million of underwriting fees (Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 310,000 Units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, of which 265,000 Private Placement Units were sold to certain shareholders prior to the Initial Public Offering and their affiliates and designees (“Initial Shareholders”), and 45,000 Private Placement Units were sold to EarlyBirdCapital, Inc. (“EBC”), the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $3.1 million (Note 4).

Following the closing of the Initial Public Offering on December 1, 2015, an amount of $40,600,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a United States-based trust account (“Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee, and is invested in U.S. government treasury bills until the earlier of: (i) the consummation of a Business Combination or (ii) the Company’s failure to consummate a Business Combination by June 1, 2017 (or September 1, 2017 if the Company has entered into a letter of intent, memorandum of understanding or definitive agreement with a target business for a Business Combination by June 1, 2017 and a Business Combination has not yet been consummated by such date). One of the Company’s Directors has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, such Director may not be able to satisfy those obligations should they arise.

The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, (i) interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations and (ii) any remaining interest earned on the funds in the Trust Account may be released to the Company for its working capital requirements. With these exceptions, expenses incurred by the Company may be paid prior to a Business Combination only from the net proceeds of the Initial Public Offering not held in the Trust Account; provided, however, that in order to meet its working capital needs following the consummation of the Initial Public Offering, the Initial Shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of the Company’s Business Combination into additional Private Placement Units at a price of $10.00 per Unit. If the Company does not complete a Business Combination, the loans would not be repaid.

ANDINA ACQUISITION CORP. II

NOTES TO THE FINANCIAL STATEMENTS

For The Period From July 1, 2015 (Inception) through August 31, 2015

(Unaudited)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

Pursuant to the Nasdaq Capital Markets listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. The fair market value of the target will be determined by the Company’s board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The target business or businesses that the Company acquires may have a collective fair market value substantially in excess of 80% of the Trust Account balance. In order to consummate such a Business Combination, the Company may issue a significant amount of its debt or equity securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt or equity securities.

In connection with any proposed initial Business Combination, the Company will either (1) seek shareholder approval of such initial Business Combination at a meeting called for such purpose at which holders of the outstanding ordinary shares sold in the Initial Public Offering (“Public Shareholders”) may seek to convert such shares (“Public Shares”), regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable) or (2) provide Public Shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable). If the Company determines to engage in a tender offer, such tender offer will be structured so that each Public Shareholder may tender any or all of his, her or its Public Shares rather than some pro rata portion of his, her or its shares. In that case, the Company will file tender offer documents with the Securities and Exchange Commission (“SEC”) which will contain substantially the same financial and other information about the initial Business Combination as is required under the SEC’s proxy rules. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to it in a tender offer will be made by the Company based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require it to seek shareholder approval. The Company will consummate an initial Business Combination only if it has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, solely if it seeks shareholder approval, a majority of the outstanding ordinary shares voted are voted in favor of the Business Combination. The $5,000,001 net tangible asset value would be determined once a target business is located and the Company can assess all of the assets and liabilities of the combined company, which would include the fee payable to EBC as discussed below, any out-of-pocket expenses incurred by the Initial Shareholders, officers, directors or their affiliates in connection with certain activities on the Company’s behalf, such as identifying and investigating possible business targets and Business Combinations that have not been repaid at that time, as well as any other liabilities of the Company’s and the liabilities of the target business.

The Initial Shareholders have agreed (i) to vote any shares they hold in favor of any proposed Business Combination and (ii) not to convert any shares in connection with a shareholder vote to approve, or sell their shares to the Company in any tender offer in connection with, a proposed initial Business Combination; provided that certain of the Initial Shareholders will be permitted to convert, or sell any Public Shares they may purchase after the Initial Public Offering to the Company, in connection with a proposed Business Combination. EBC has also agreed to vote the ordinary shares included in the Private Placement Units (“Private Shares”) it holds in favor of any proposed Business Combination.

ANDINA ACQUISITION CORP. II

NOTES TO THE FINANCIAL STATEMENTS

For The Period From July 1, 2015 (Inception) through August 31, 2015

(Unaudited)

Notwithstanding the foregoing, a Public Shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) will be restricted from seeking conversion rights with respect to 20% or more of the ordinary shares sold in the Initial Public Offering without the prior consent of the Company. Accordingly, all shares in excess of 20% of the shares sold in the Initial Public Offering held by a holder will not be converted to cash.

The Company’s Amended and Restated Memorandum and Articles of Association provides that the Company will continue in existence only until June 1, 2017 (or September 1, 2017 if the Company has entered into a letter of intent, memorandum of understanding or definitive agreement with a target business for a Business Combination by June 1, 2017 and a Business Combination has not yet been consummated by such date). If the Company has not completed a Business Combination by such date, it will trigger the automatic liquidation of the Trust Account and the voluntary liquidation of the Company. In such event, holders of Public Shares will share ratably in the Trust Account, including any interest not previously released to the Company, and any net assets remaining available for distribution to them after payment of liabilities. EBC and the holders of the Insider Shares (as defined in Note 5), Private Shares, and private rights included within the Private Placement Units (the “Private Rights”) will not participate in any liquidation distribution with respect to their Insider Shares or Private Rights.

Note 2: - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from July 1, 2015 (inception) through August 31, 2015 are not necessarily indicative of the results that may be expected for the period from July 1, 2015 (inception) through November 30, 2015, or any future period. For further information refer to the financial statements and footnotes thereto included in the Company’s Form S-1 and the Company’s Report on Form 8-K filed with the SEC on November 19, 2015 and December 3, 2015, respectively.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (“Securities Act”), declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

ANDINA ACQUISITION CORP. II

NOTES TO THE FINANCIAL STATEMENTS

For The Period From July 1, 2015 (Inception) through August 31, 2015

(Unaudited)

Cash and cash equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At August 31, 2015, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Deferred Offering Costs

Deferred offering costs consist principally of legal, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon the receipt of the capital raised on December 1, 2015.

Loss per share

Loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period excluding ordinary shares subject to forfeiture. Weighted average shares was reduced for the effect of an aggregate of 150,000 ordinary shares that were subject to compulsory repurchase if the over-allotment option is not exercised by the underwriters. The Company repurchased these 150,000 ordinary shares on December 4, 2015 (see Note 8).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Income Taxes

The Company was registered as an exempted company in the Cayman Islands, and therefore, is not subject to Cayman Islands income taxes for 20 years from the date of inception. While the Company has no intention of conducting any business activities in the United States, the Company would be subject to United States income taxes based on such activities that would occur in the United States. The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible.

ANDINA ACQUISITION CORP. II

NOTES TO THE FINANCIAL STATEMENTS

For The Period From July 1, 2015 (Inception) through August 31, 2015

(Unaudited)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3: - Initial Public Offering

On December 1, 2015, the Company consummated the Initial Public Offering of 4,000,000 Units at $10.00 per Unit, generating net proceeds of approximately $38.2 million, net of offering costs of approximately $1.8 million, inclusive of $1.3 million of underwriting fees. Each Unit consists of one ordinary share in the Company, one right to receive one-seventh (1/7) of an ordinary share upon consummation of an initial Business Combination (“Right”) and one redeemable warrant (“Warrant”) to purchase one half of one ordinary share for $11.50 per full share. No fractional shares will be issued. In the event the Company will not be the surviving company upon completion of an initial Business Combination, each holder of a Right will be required to affirmatively convert his, her or its Rights in order to receive the 1/7 of an ordinary share underlying each Right upon consummation of the Business Combination. There is no length of time within which an investor must affirmatively elect to convert the Rights. However, until a holder affirmatively elects to convert his, her or its Rights, the Right certificates held by such holder will not represent the ordinary shares they are convertible for but instead will simply represent the right to receive such ordinary shares.

Each Warrant entitles the holder to purchase one-half of one ordinary share at a price of $11.50 per full ordinary share commencing on the later of the Company’s completion of its initial Business Combination or November 24, 2016, and expiring five years from the completion of the Company’s initial Business Combination. The Company will not issue fractional shares. As a result, investors must exercise Warrants in multiples of two Warrants, at a price of $11.50 per full share, subject to adjustment, to validly exercise the Warrants. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $24.00 per share for any 20 trading days within a 30-trading day period (“30-Day Trading Period”) ending on the third day prior to the date on which notice of redemption is given, provided there is a current registration statement in effect with respect to the ordinary shares underlying such Warrants commencing five business days prior to the 30-Day Trading Period and continuing each day thereafter until the date of redemption. If the Company redeems the Warrants as described above, management will have the option to require all holders that wish to exercise Warrants to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Warrants sold and issued in the Initial Public Offering the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. If a registration statement is not effective within 90 days following the consummation of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. In the event that a registration statement is not effective at the time of exercise or no exemption is available for a cashless exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. Additionally, in no event will the Company be required to net cash settle the Rights.

If the Company is unable to complete an initial Business Combination within the required time period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of Rights and Warrants will not receive any of such funds for their Rights and Warrants and the Rights and Warrants will expire worthless.

ANDINA ACQUISITION CORP. II

NOTES TO THE FINANCIAL STATEMENTS

For The Period From July 1, 2015 (Inception) through August 31, 2015

(Unaudited)

Note 4: - Private Placement

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the Private Placement of 310,000 Private Placement Units, at $10.00 per Private Placement Unit for a total purchase price of $3.1 million. Of the Private Placement Units, 265,000 were purchased by Initial Shareholders and their affiliates and designees and 45,000 were purchased by EBC. The Private Placement Units are identical to the units sold in the Initial Public Offering except the warrants included in the Private Placement Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Additionally, because the warrants included in the Private Placement Units were issued in a private transaction, the holders and their transferees will be allowed to exercise such warrants for cash even if a registration statement covering the ordinary shares issuable upon exercise of such warrants is not effective and receive unregistered ordinary shares. Furthermore, the purchasers have agreed (A) to vote the Private Shares in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s proposed amended and restated memorandum and articles of association to be effected prior to the completion of the Initial Public Offering with respect to its pre-Business Combination activities prior to the consummation of such a Business Combination unless the Company provides dissenting Public Shareholders with the opportunity to convert their Public Shares in connection with any such vote, (C) not to convert any Private Shares for cash from the Trust Account in connection with a shareholder vote to approve a proposed initial Business Combination or a vote to amend the provisions of the Company’s amended and restated memorandum and articles of association relating to shareholders’ rights or pre-Business Combination activity and (D) that the Private Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. The purchasers have also agreed not to transfer, assign or sell any of the Private Placement Units or underlying securities (except to certain permitted transferees) until the completion of an initial Business Combination.

Note 5: - Related Party Transactions

Insider Shares

In July 2015, the Company issued 1,150,000 ordinary shares (the “Insider Shares”) to the Initial Shareholders for an aggregate purchase price of $25,000. The insider shares held by the Initial Shareholders included an aggregate of up to 150,000 shares subject to compulsory repurchase for an aggregate purchase price of $0.01 to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20.0% of issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Placement Units) (see Note 7).

The Insider Shares are identical to the ordinary shares included in the Units sold in the Initial Public Offering. However, the Initial Shareholders have agreed (subject to certain exceptions) (A) to vote their Insider Shares (as well as any Public Shares acquired in or after the Initial Public Offering) in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the amended and restated memorandum and articles of association with respect to pre-Business Combination activities prior to the consummation of such a Business Combination unless the Company provides dissenting Public Shareholders with the opportunity to convert their Public Shares into the right to receive cash from the Trust Account in connection with any such vote, (C) not to convert any Insider Shares (as well as any other shares acquired in or after the Initial Public Offering) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a proposed initial Business Combination (or sell any shares they hold to the Company in a tender offer in connection with a proposed initial Business Combination) or a vote to amend the provisions of the amended and restated memorandum and articles of association relating to shareholders’ rights or pre-Business Combination activity and (D) that the Insider Shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. Additionally, the Initial Shareholders have agreed not to transfer, assign or sell any of the Insider Shares (except to certain permitted transferees) until (1) with respect to 50% of the Insider Shares, the earlier of one year after the date of the consummation of initial Business Combination and the date on which the closing price of ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after initial Business Combination and (2) with respect to the remaining 50% of the Insider Shares, one year after the date of the consummation of initial Business Combination, or earlier, in either case, if, subsequent to initial Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of shareholders having the right to exchange their ordinary shares for cash, securities or other property.

ANDINA ACQUISITION CORP. II

NOTES TO THE FINANCIAL STATEMENTS

For The Period From July 1, 2015 (Inception) through August 31, 2015

(Unaudited)

Related Party Transactions

As of August 31, 2015, a director has advanced an aggregate of $40,750 to cover expenses related to the Company’s formation and the Initial Public Offering. These advances were payable without interest upon the closing of the Initial Public Offering.  Due to the short-term nature of the advances, the fair value of the advances approximated the carrying amount. The Company paid this amount upon consummating its Initial Public Offering.

The Company maintains its principal executive offices at office space provided at no cost by a third party affiliated with one of the Company’s directors.

The Company is permitted to pay consulting fees to its officers, directors, shareholders or their affiliates for assisting the Company in consummating the initial Business Combination in an amount not to exceed an aggregate of $500,000.

Note 6: - Commitments and Contingencies

Underwriting Agreement

On November 24, 2015, the Company entered into an agreement with EBC (“Underwriting Agreement”). Pursuant to the Underwriting Agreement, the Company paid an underwriting discount of 3.25% ($1.3 million) of the gross proceeds of the Initial Public Offering to EBC.  The Company has further engaged EBC to assist the Company with its initial Business Combination. Pursuant to this arrangement, the Company anticipates that EBC will assist the Company in holding meetings with shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee of 4% of the gross proceeds of the Initial Public Offering for such services upon the consummation of its initial Business Combination (exclusive of any applicable finders’ fees which might become payable); provided that up to 25% of the fee may be allocated at the Company’s sole discretion to one or more advisors that assist the Company in identifying and consummating an initial Business Combination. The Company will also reimburse EBC for up to $20,000 of its reasonable costs and expenses incurred by it (including reasonable fees and disbursements of counsel) in connection with the performance of its services pursuant to the agreement; provided, however, all expenses in excess of $5,000 in the aggregate shall be subject to prior written approval, which approval will not be unreasonably withheld.

ANDINA ACQUISITION CORP. II

NOTES TO THE FINANCIAL STATEMENTS

For The Period From July 1, 2015 (Inception) through August 31, 2015

(Unaudited)

Unit Purchase Option

Upon closing of the Initial Public Offering, the Company issued an option to EBC to purchase 400,000 Units for $100 (the “Unit Purchase Option”). The Unit Purchase Option was granted on November 24, 2015, and is exercisable at $10.00 per Unit, commencing on the later of the consummation of a Business Combination and November 24, 2016. The Unit Purchase Option expires on November 24, 2020. Since the option is not exercisable until the consummation of a Business Combination at the earliest, and the rights will result in the issuance of shares upon consummation of a Business Combination, the option will effectively represent the right to purchase an aggregate 457,142 ordinary shares (which includes the 57,142 ordinary shares issuable for the rights included in the Units, as well as 400,000 warrants to purchase 200,000 ordinary shares for $11.50 per share). The Unit Purchase Option grants to the holders demand and “piggy back” registration rights for periods of five and seven years, respectively, from November 24, 2015 with respect to the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities.

The Company accounted for the fair value of the Unit Purchase Option, inclusive of the receipt of a $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity at the time of issuance. The Company estimated that the fair value of the Unit Purchase Option was approximately $2 million (or $5.01 per unit) using the Black-Scholes option-pricing model. The fair value of the Unit Purchase Option was estimated as of the date of grant using the following assumptions: (1) expected volatility of 57.71%, (2) risk-free interest rate of 1.52%, and (3) expected life of five years. The Unit Purchase Option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the Unit Purchase Option (the difference between the exercise prices of the Unit Purchase Option and the market price of the Units and underlying ordinary shares) to exercise the Unit Purchase Option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the Unit Purchase Option or underlying rights and warrants.

Registration Rights

The Initial Shareholders and purchasers of the Private Placement Units are entitled to registration rights with respect to their securities, pursuant to an agreement dated as of November 24, 2015. The holders of the majority of the Insider Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Placement Units (or underlying securities) issued in payment of working capital loans made to the Company can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Note 7: - Shareholder’s equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of August 31, 2015, no preferred shares are issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share.

ANDINA ACQUISITION CORP. II

NOTES TO THE FINANCIAL STATEMENTS

For The Period From July 1, 2015 (Inception) through August 31, 2015

(Unaudited)

In connection with the organization of the Company, a total of 1,150,000 ordinary shares were sold to the Initial Shareholders at a price of approximately $0.02 per share for an aggregate of $25,000. This number included an aggregate of up to 150,000 shares subject to compulsory repurchase to the extent that the underwriters’ over-allotment option is not exercised in full so that the Company’s Initial Shareholders will own 20% of the issued and outstanding shares (excluding shares underlying the Private Placement Units) after the Initial Public Offering.

All of these shares will be placed in escrow until (1) with respect to 50% of the Insider Shares, the earlier of one year after the date of the consummation of the initial Business Combination and the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per share, as adjusted, for any 20 trading days within any 30-trading day period commencing after the initial Business Combination and (2) with respect to the remaining 50% of the Insider Shares, one year after the date of the consummation of the initial Business Combination, or earlier, in either case, if, subsequent to the initial Business Combination, the Company consummates a liquidation, merger, share exchange or other similar transaction which results in all of the shareholders having the right to exchange their shares for cash, securities or other property. On December 4, 2015, the underwriters advised the Company that the over-allotment option would not be exercised. As a result, 150,000 Insider Shares were released from escrow for cancellation by the Company for an aggregate purchase price of $0.01.

Note 8: - Subsequent Event

On December 4, 2015, the Company was informed by EBC that holders of the Company’s Units acquired through the Initial Public Offering and the Private Placement Units will be able to separately trade the ordinary shares, rights and redeemable warrants included in such Units commencing on or about December 7, 2015. The ordinary shares, rights and redeemable warrants will be listed on the NASDAQ Capital Market (“NASDAQ”) under the symbols ANDA, ANDAR and ANDAW, respectively. Units not separated will continue to be listed on NASDAQ under the symbol ANDAU.

On October 8, 2015, the Company engaged B. Riley & Co. LLC (“B. Riley”) to provide certain advisory services in connection with the Company’s initial Business Combination. In exchange for such services, the Company has agreed to pay B. Riley $250,000 in cash upon the consummation of the Initial Public Offering. The Company paid this amount on December 9, 2015.

Item 2. Management’s Discussion and Analysis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Andina Acquisition Corp. II, except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We were formed on July 1, 2015 as a Cayman Islands exempted company to serve as a vehicle to effect a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location, although we intend to focus our search for target businesses in the Andean region of South America and in Central America. We intend to utilize cash derived from the proceeds of this offering, our securities, debt or a combination of cash, securities and debt, in effecting a business combination.

We consummated our initial public offering on December 1, 2015. All activity from July 1, 2015 (Inception) through December 1, 2015 related to our formation and our initial public offering. Since December 1, 2015, we have been searching for prospective target businesses to acquire.

Results of Operations

Our entire activity since inception up to August 31, 2015 was in preparation for our initial public offering, which was consummated on December 1, 2015. Since the offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the period from July 1, 2015 (Inception) through August 31, 2015, we had net losses of approximately $16,000, which consist of formation and operating costs. We incurred offering costs of $60,000 with regard to the offering, which are classified as deferred offering costs on the balance sheet as of August 31, 2015.

Liquidity and Capital Resources

As indicated in the accompanying condensed financial statements, at August 31, 2015, we had no cash and cash equivalents and a working capital deficiency of approximately $51,000. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this uncertainty through the initial public offering are discussed below.

Through August 31, 2015, our liquidity needs were satisfied through receipt of $25,000 from the sale of the insider shares and advances from B. Luke Weil in an aggregate amount of approximately $41,000 that is more fully described below. Following the initial public offering, which resulted in $40,600,000 being placed into the trust account, we had approximately $686,000 in cash held outside of the trust account as of December 1, 2015 (after the payment of majority of the costs related to the offering and the repayment of the loan from B. Luke Weil).

We intend to use substantially all of the net proceeds of the initial public offering, including the funds held in the trust account, to acquire a target business or businesses and to pay our expenses relating thereto, including a cash fee of $250,000 paid to B. Riley & Co. on December 9, 2015 for certain advisory services in connection with our initial business combination and a cash fee equal to 4.0% of the gross proceeds of this offering payable to EarlyBirdCapital upon consummation of our initial business combination for assisting us in connection with such business combination; provided that up to 25% of the fee may be allocated at our sole discretion to one or more advisors that assist us in identifying and consummating an initial business combination.. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of a business combination or September 1, 2017. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We have incurred, or anticipate that we will incur, approximately:

•	$250,000 paid to B. Riley & Co. on December 9, 2015 for providing M+A advisory services as described herein;

•	$175,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

•	$50,000 of expenses for the due diligence and investigation of a target business by our officers, directors and initial shareholders;

•	$100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and

•	$100,000 for general working capital that will be used for miscellaneous expenses.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Related Party Transactions

As of August 31, 2015, B. Luke Weil advanced to us an aggregate of $40,750 on a non-interest bearing basis for payment of offering expenses on our behalf. The advances are payable without interest on the date on which we consummate our initial public offering. We paid these advances upon consummating the initial public offering on December 1, 2015.

We maintain our principal executive offices at office space provided to us at no cost by a third party affiliated with B. Luke Weil, one of our directors.

We are also permitted to pay consulting fees to our officers, directors, shareholders or their affiliates for assisting us in consummating our initial business combination in an amount not to exceed an aggregate of $500,000.

If financing is needed to finance transaction costs in connection with searching for a target business or consummating an intended initial business combination, our initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional private placement units at a price of $10.00 per unit (which, for example, would result in the holders being issued 57,142 ordinary shares if $500,000 of notes were so converted as the rights included in the units would result in an additional 7,142 shares being issued, as well as 50,000 warrants to purchase 25,000 ordinary shares). We believe the purchase price of these units will approximate the fair value of such units when issued. However, if it is determined, at the time of issuance, that the fair value of such units exceeds the purchase price, we would record compensation expense for the excess of the fair value of the units on the day of issuance over the purchase price in accordance with Accounting Standards Codification (“ASC”) 718 — Compensation — Stock Compensation.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instrument and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our Form S-1 and Form 8-K filed with the SEC on November 19, 2015 and December 3, 2015, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-Balance Sheet Arrangements

As of August 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of August 31, 2015, we were not subject to any market or interest rate risk.  Following the consummation of the our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2015 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

In February 2015, the Company issued an aggregate of 1,150,000 ordinary shares to our initial shareholders for an aggregate purchase price of $25,000, or approximately $0.02 per share, in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

On December 1, 2015, we consummated our initial public offering of 4,000,000 units (“Units”). Each unit consisted of one ordinary share, one redeemable warrant to purchase one-half of one ordinary share and one right, each to receive one-seventh of one ordinary share upon consummation of a business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $40,000,000. EarlyBirdCapital, Inc. acted as the underwriter of the initial public offering. The securities in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-207037). The Securities and Exchange Commission declared the registration statement effective on November 24, 2015.

Simultaneous with the consummation of the initial public offering, we consummated the private placement (“Private Placement”) of 310,000 private Units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $3,100,000. The Private Placement Units were purchased by the Company’s initial shareholders (and affiliates and designees) and EarlyBirdCapital, Inc. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Placement Units are identical to the Units sold in the initial public offering. However, the holders of the Private Placement Units have agreed (A) to vote their private shares in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-business combination activities prior to the consummation of such a business combination, (C) not to convert any private shares into the right to receive cash from the trust account in connection with a stockholder vote to approve our proposed initial business combination or a vote to amend the provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity and (D) that such private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. Additionally, the purchasers have agreed not to transfer, assign or sell any of the Private Placement Units (except to certain permitted transferees) until the completion of our initial business combination.

Following the consummation of the initial public offering, the underwriters notified the Company that they would not be exercising the over-allotment option. As a result, the initial shareholders had 150,000 ordinary shares held by them compulsorily repurchased by the Company for an aggregate purchase price of $0.01 so that they collectively own 20.0% of the Company’s issued and outstanding ordinary shares after the initial public offering (not including the Private Shares).

We paid a total of $1,300,000 in underwriting discounts and commissions and approximately $500,000 for other costs and expenses related to our formation and the offering.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

II-1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDINA ACQUISITION CORP. II

By:	/s/ Julio A. Torres
Julio A. Torres
Chief Executive Officer (Principal executive officer)

By:	/s/ Mauricio Orellana
Mauricio Orellana
Chief Financial Officer (Principal financial and accounting officer)

Date:  January 8, 2016