Form 10-Q
period 2016-02-29
Andina Acquisition Corp. II
filed 2016-04-14
CIK 1652101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-37628

ANDINA ACQUISITION CORP. II

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	6770	47-5245051
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

250 West 57th St

Suite 2223

New York, NY 10107

(Address of principal executive offices)

(646) 565-3861

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No  ☐

As of April 14, 2016, 5,310,000 Ordinary Shares, par value $0.0001 per share, were issued and outstanding.

ANDINA ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 29, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANDINA ACQUISITION CORP. II

Condensed Balance Sheets

	February 29, 2016	November 30, 2015
	(Unaudited)
Assets
Current assets
Cash	$243,835	$100
Prepaid expenses	358,213	25,624
Total current assets	602,048	25,724
Cash and marketable securities held in Trust Account	40,667,518	-
Deferred offering costs	-	454,149
Total assets	$41,269,566	$479,873

Liabilities and Shareholders' Equity (Deficit)
Accrued expenses	$13,439	$220,623
Accounts payable	65,988	152,811
Due to related party	-	139,172
Total current liabilities	79,427	512,606

Commitments
Ordinary shares subject to possible conversion, $0.0001 par value, 3,558,519 shares at conversion value at February 29, 2016	36,190,138	-

Shareholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at February 29, 2016 and November 30, 2015	-	-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 1,751,481 and 1,150,000 (1) shares issued and outstanding at February 29, 2016 and November 30, 2015 (excluding 3,558,519 shares subject to possible conversion/tender at February 29, 2016)	175	115
Additional paid-in capital	5,179,789	24,985
Accumulated deficit	(179,963)	(57,833)
Total shareholders' equity (deficit)	5,000,001	(32,733)
Total Liabilities and Shareholders' Equity (Deficit)	$41,269,566	$479,873

(1) This number includes an aggregate of up to 150,000 ordinary shares repurchased in December 2015 upon receiving notice of the underwriters not exercising their over-allotment option.

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. II

Statements of Operations

(Unaudited)

For the three months ended
February 29, 2016
General and administrative	$189,657
Loss from operations	(189,657)
Interest income	67,527
Net loss	$(122,130)

Weighted average shares outstanding, basic and diluted (1)	1,732,527

Basic and diluted net loss per ordinary share	(0.07)

(1) This number excludes an aggregate of up to 3,558,519 shares subject to possible conversion

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. II

Statement of Cash Flows

(Unaudited)

For the three months ended
February 29, 2016
Cash Flows from Operating Activities
Net loss	$(122,130)
Adjustments to reconcile net loss to net cash used in operation activities:
Interest earned on cash and marketable securities held in Trust Account	(67,518)
Changes in operating assets and liabilities:
Prepaid expenses	(332,589)
Accrued expenses	(207,184)
Accounts payable	(86,823)
Net cash used in operating activities	(816,244)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(40,600,000)
Net cash used in investing activities	(40,600,000)

Cash Flows from Financing Activities
Proceeds from initial public offering, net of costs	38,699,151
Proceeds from private placement	3,100,000
Repayment of advance from related party	(139,172)
Net cash provided by financing activities	41,659,979

Net change in cash	243,735

Cash - beginning of the period	100
Cash - ending of the period	$243,835

Supplemental disclosure of noncash investing and financing activities:
Reclassification of deferred offering costs to equity	$454,149
Change in value of ordinary shares subject to possible conversion	$36,190,138

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. II

Notes to Condensed Financial Statements

February 29, 2016

(Unaudited)

Note 1 - Organization, Plan of Business Operations

Andina Acquisition Corp. II (the “Company”) was incorporated in the Cayman Islands on July 1, 2015 as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business are not limited to a particular industry or geographic region, although the Company is currently focusing on target businesses in the Andean region of South America and in Central America.

All activity through February 29, 2016 relates to the Company’s formation, the initial public offering described below and the search for a Business Combination candidate. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on November 24, 2015. The Company consummated the Initial Public Offering of 4,000,000 units (“Units”) at $10.00 per unit on December 1, 2015, generating gross proceeds of approximately $40.0 million. Offering costs were approximately $1.8 million, inclusive of $1.3 million of underwriting fees an approximately $454,000 of deferred offering costs incurred prior to the closing of the Initial Public Offering (Note 4).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 310,000 Units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, of which 265,000 Private Placement Units were sold to certain shareholders of the Company and their affiliates and designees, and 45,000 Private Placement Units were sold to EarlyBirdCapital, Inc. (“EBC”), the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $3.1 million (Note 5).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

An aggregate amount of $40.6 million ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed in a United States-based trust account (“Trust Account”) at UBS maintained by Continental Stock Transfer & Trust Company, acting as trustee, and is invested in U.S. government treasury bills, until the earlier of: (i) the consummation of a Business Combination or (ii) the Company’s failure to consummate a Business Combination by June 1, 2017 (or September 1, 2017 if the Company has entered into a letter of intent, memorandum of understanding or definitive agreement with a target business for a Business Combination by June 1, 2017 and a Business Combination has not yet been consummated by such date). One of the Company’s Directors has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, such Director may not be able to satisfy those obligations should they arise.

The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, (i) interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations and (ii) any remaining interest earned on the funds in the Trust Account may be released to the Company for its working capital requirements. With these exceptions, expenses incurred by the Company may be paid prior to a Business Combination only from the net proceeds of the Initial Public Offering not held in the Trust Account; provided, however, that in order to meet its working capital needs following the consummation of the Initial Public Offering, the Company’s shareholders prior to the Initial Public Offering (the “Initial Shareholders”), officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of the Company’s Business Combination into additional Private Placement Units at a price of $10.00 per unit. If the Company does not complete a Business Combination, the loans would not be repaid.

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

The Initial Shareholders have agreed (i) to vote any shares they hold (including the shares included in the Private Placement Units (“private shares”)) in favor of any proposed Business Combination and (ii) not to convert any shares in connection with a shareholder vote to approve, or sell their shares to the Company in any tender offer in connection with, a proposed initial Business Combination; provided that certain of the Initial Shareholders will be permitted to convert, or sell any Public Shares they may purchase after the Initial Public Offering to the Company, in connection with a proposed Business Combination. The Representative has also agreed to vote its private shares in favor of any proposed Business Combination.

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

The Company’s Amended and Restated Memorandum and Articles of Association provides that the Company will continue in existence only until June 1, 2017 (or September 1, 2017 if the Company has entered into a letter of intent, memorandum of understanding or definitive agreement with a target business for a Business Combination by June 1, 2017 and a Business Combination has not yet been consummated by such date). If the Company has not completed a Business Combination by such date, it will trigger the automatic liquidation of the Trust Account and the voluntary liquidation of the Company. In such event, holders of Public Shares will share ratably in the Trust Account, including any interest not previously released to the Company, and any net assets remaining available for distribution to them after payment of liabilities. The Representative and the holders of the insider shares (as defined in Note 5), private shares, and private rights will not participate in any liquidation distribution with respect to their insider shares, private shares or private rights.

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended February 29, 2016 are not necessarily indicative of the results that may be expected for the year ending November 30, 2016. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 8-K, filed with Securities and Exchange Commission on December 3, 2015 and the Company’s Annual Report on Form 10-K for the year ended November 30, 2015, filed with Securities and Exchange Commission on February 26, 2016.

Liquidity

As of February 29, 2016, the Company had a cash balance of approximately $244,000. Through February 29, 2016, the Company’s liquidity needs were satisfied through receipt of approximately $686,000 from the sale of units held outside of the Trust Account, $25,000 from the sale of the insider shares (as described in Note 6), and advances from a director in an aggregate amount of $139,000, which was already paid off as of February 29, 2016.

The Company intends to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay for expenses relating thereto, upon consummation of the initial Business Combination. To the extent that the Company’s capital stock is used in whole or in part as consideration to effect the initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which the Company had incurred prior to the completion of the initial Business Combination if the funds available to the Company outside of the Trust Account were insufficient to cover such expenses.

If needed to finance transaction costs in connection with searching for a target business or consummating an intended initial Business Combination, the Initial Shareholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of the Company’s initial Business Combination into additional Private Placement Units at a price of $10.00 per Unit (which, for example, would result in the holders being issued 57,142 Ordinary Shares if $500,000 of notes were so converted as the rights included in the Units would result in an additional 7,142 shares being issued, as well as 50,000 Warrants to purchase 25,000 Ordinary Shares).

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company's needs through the earlier of consummation of a Business Combination or June 1, 2017 (or September 1, 2017 if the Company has entered into a letter of intent, memorandum of understanding or definitive agreement with a target business for a Business Combination by June 1, 2017 and a Business Combination has not yet been consummated by such date). The Company anticipates that its uses of cash for the next twelve months will be approximately $185,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a Business Combination.

Note 3 - Significant Accounting Policies

Cash and Marketable Securities Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of February 29, 2016, cash and cash equivalents held in the Trust Account consisted of approximately $40.7 million in United States Treasury Bills and approximately $900 in cash. At February 29, 2016, there was approximately $68,000 of interest income held in the Trust Account available to be released to the Company.

Ordinary Shares Subject to Possible Conversion

The Company accounts for its ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at February 29, 2016, 3,558,519 ordinary shares subject to possible conversion at the conversion amount of approximately $36.2 million are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist principally of legal, accounting and underwriting costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to approximately $1.8 million (including $1.3 million in underwriters’ fees) were charged to shareholder’s equity upon completion of the Initial Public Offering.

Net Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of Ordinary Shares outstanding during the period. An aggregate of 3,558,519 Ordinary Shares subject to possible redemption at February 29, 2016, have been excluded from the calculation of basic loss per ordinary share since such Ordinary Shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of (i) warrants sold in the Public Offering and Private Placement to purchase 2,155,000 Ordinary Shares of the Company, (ii) rights to acquire 615,713 Ordinary Shares of the Company and (iii) 400,000 Ordinary Shares, warrants to purchase 200,000 Ordinary Shares and rights to acquire 57,142 Ordinary Shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the unit purchase option and warrants as well as the conversion of rights is contingent on the occurrence of future events.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 4 - Initial Public Offering

On December 1, 2015, the Company consummated the Initial Public Offering of 4,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating net proceeds of approximately $38.7 million during the three months ended February 29, 2016, net of offering costs of approximately $1.8 million, inclusive of $1.3 million of underwriting fees and an approximately $454,000 of deferred offering costs incurred prior to the closing of the Initial Public Offering.

Each Unit consists of one ordinary share in the Company, one right to receive one-seventh (1/7) of a share upon consummation of an initial Business Combination and one redeemable warrant (“Warrant”) to purchase one half of one ordinary share for $11.50 per full share. No fractional shares will be issued. In the event the Company will not be the surviving company upon completion of an initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the 1/7 of a share underlying each right upon consummation of the Business Combination. There is no length of time within which an investor must affirmatively elect to convert the rights. However, until a holder affirmatively elects to convert his, her or its rights, the right certificates held by such holder will not represent the ordinary shares they are convertible for but instead will simply represent the right to receive such ordinary shares.

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

Note 5 - Private Placement

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the Private Placement of 310,000 Private Placement Units, at $10.00 per Private Placement Unit for a total purchase price of $3.1 million. Of the Private Placement Units, 265,000 were purchased by Initial Shareholders and their affiliates and designees and 45,000 were purchased by EBC. The Private Placement Units are identical to the units sold in the Initial Public Offering except the warrants included in the Private Placement Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Additionally, because the warrants included in the Private Placement Units were issued in a private transaction, the holders and their transferees will be allowed to exercise such warrants for cash even if a registration statement covering the ordinary shares issuable upon exercise of such warrants is not effective and receive unregistered ordinary shares. Furthermore, the purchasers have agreed (A) to vote the private shares in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s proposed amended and restated memorandum and articles of association to be effected prior to the completion of this offering with respect to its pre-Business Combination activities prior to the consummation of such a Business Combination unless the Company provides dissenting Public Shareholders with the opportunity to convert their Public Shares in connection with any such vote, (C) not to convert any private shares for cash from the Trust Account in connection with a shareholder vote to approve a proposed initial Business Combination (or to sell such shares to the Company in any tender offer the Company may engage in) or a vote to amend the provisions of the Company’s amended and restated memorandum and articles of association relating to shareholders’ rights or pre-Business Combination activity and (D) that the private shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. The purchasers have also agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees) until the completion of an initial Business Combination.

Note 6 - Related Party Transactions

Initial Shares

In July 2015, the Company issued 1,150,000 ordinary shares (the “insider shares”) to the Initial Shareholders for an aggregate purchase price of $25,000. The insider shares held by the Initial Shareholders included an aggregate of 150,000 shares repurchased for an aggregate purchase price of $0.01 and cancelled by the Company in December 2015 upon receiving notice that the underwriters’ over-allotment option was not exercised in full.

The insider shares are identical to the ordinary shares included in the Units sold in the Initial Public Offering. However, the initial shareholders have agreed (subject to certain exceptions) (A) to vote their insider shares (as well as any public shares acquired in or after this offering) in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the amended and restated memorandum and articles of association with respect to pre-Business Combination activities prior to the consummation of such a Business Combination unless the Company provides dissenting public shareholders with the opportunity to convert their public shares into the right to receive cash from the trust account in connection with any such vote, (C) not to convert any insider shares (as well as any other shares acquired in or after the Initial Public Offering) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a proposed initial Business Combination (or sell any shares they hold to the Company in a tender offer in connection with a proposed initial Business Combination) or a vote to amend the provisions of the amended and restated memorandum and articles of association relating to shareholders’ rights or pre-Business Combination activity and (D) that the insider shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. Additionally, the Initial Shareholders have agreed not to transfer, assign or sell any of the insider shares (except to certain permitted transferees) until (1) with respect to 50% of the insider shares, the earlier of one year after the date of the consummation of initial Business Combination and the date on which the closing price of ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after initial business combination and (2) with respect to the remaining 50% of the insider shares, one year after the date of the consummation of initial Business Combination, or earlier, in either case, if, subsequent to initial business combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Related Party Transactions

Prior to the closing of the Initial Public Offering, a director has advanced an aggregate of approximately $139,000 to cover expenses related to the Company’s formation and the Initial Public Offering. The Company paid this amount on December 1, 2015 from the proceeds received upon closing of the Initial Public Offering.

The Company maintains the principal executive offices at office space provided to us at no cost by a third party affiliated with one of the Company’s directors.

The Company is also permitted to pay consulting fees to its officers, directors, shareholders or their affiliates for assisting us in consummating our initial business combination in an amount not to exceed an aggregate of $500,000.

Note 7 - Commitments and Contingencies

Underwriting Agreement

On November 24, 2015, the Company entered into an agreement with EBC (“Underwriting Agreement”), pursuant to which the Company paid an underwriting discount of $1.3 million as an underwriting discount.  The Company has further engaged EBC to assist the Company with its initial Business Combination. Pursuant to this arrangement, the Company anticipates that EBC will assist the Company in holding meetings with shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee of 4% of the gross proceeds of the Initial Public Offering for such services upon the consummation of its initial Business Combination (exclusive of any applicable finders’ fees which might become payable); provided that up to 25% of the fee may be allocated at the Company’s sole discretion to one or more advisors that assist the Company in identifying and consummating an initial Business Combination. The Company will also reimburse EBC for up to $20,000 of its reasonable costs and expenses incurred by it (including reasonable fees and disbursements of counsel) in connection with the performance of its services pursuant to the agreement; provided, however, all expenses in excess of $5,000 in the aggregate shall be subject to prior written approval, which approval will not be unreasonably withheld.

Unit Purchase Option

The Company sold to EBC and its designees for $100, unit purchase options to purchase an aggregate of 400,000 units (collectively, the “Unit Purchase Option”). The Unit Purchase Option is exercisable at $10.00 per unit, commencing on the later of the consummation of a Business Combination and November 24, 2016. The Unit Purchase Option expires on November 24, 2020. Since the option is not exercisable until the consummation of a Business Combination at the earliest, and the rights will result in the issuance of shares upon consummation of a Business Combination, the option will effectively represent the right to purchase an aggregate 457,142 ordinary shares (which includes the 57,142 ordinary shares issuable for the rights included in the units, as well as 400,000 warrants to purchase 200,000 ordinary shares for $11.50 per share). The Unit Purchase Option grants to the holders demand and “piggy back” registration rights for periods of five and seven years, respectively, from November 24, 2015 with respect to the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves.

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

Advisory Agreements

On October 8, 2015, the Company engaged B. Riley & Co. LLC (“B. Riley”) to provide certain advisory services in connection with the Company’s initial Business Combination in exchange for $250,000 in service fees, which were paid in December 2015.

In January 2016, the Company engaged a financial services provider in Colombia (the “Financial Advisor”) to advise the Company on its search for potential investment targets in Colombia, Peru and Chile. The agreement has an initial term of three months and can be extended for a similar period.  As a compensation for their efforts, the Company agreed to pay the Financial Advisor a monthly fee of $10,000 and a finder’s fee, which includes a fixed amount of 1.25% and a variable amount of up to 1.55% of the transaction value, payable upon the completion of a Business Combination with the targeted company.

The Company has also signed agreements with individuals in the business community of their respective countries (the “Originators”) to supplement the efforts of the management team on its search of targets for a potential Business Combination.  The agreements with the Originators are for a period of three to six months.  In exchange for the services, the Company agreed to pay the Originators a finder’s fee of 0.75% of the transaction value, payable upon the completion of a Business Combination. The aggregated amount of the finders’ fee for the Financial Advisor and the Originators should be below 2.8% of the amount invested by the Company in the target company.

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

Note 8 - Shareholder Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of February 29, 2016, there are no preferred shares issued or outstanding.

 Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share.

In July 2015, the Company issued 1,150,000 insider shares to the Initial Shareholders for an aggregate purchase price of $25,000. The insider shares held by the Initial Shareholders included an aggregate of 150,000 shares repurchased for an aggregate purchase price of $0.01 and cancelled by the Company in December 2015 upon receiving notice that the underwriters’ over-allotment option was not exercised in full.

As of February 29, 2016, after the consummation of the Initial Public Offering and the Private Placement, the Company has an aggregate of 5,310,000 ordinary shares outstanding, inclusive of 3,558,519 ordinary shares subject to possible conversion classified as temporary equity in the accompanying Balance Sheet.

Note 9 - Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are filed for potential recognition or disclosure. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis.

References in this report to “we,” “us” or the “Company” refer to Andina Acquisition Corp II. References to our “management” or our “management team” refers to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Andina Acquisition Corp II., except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company in the development stage, formed on July 1, 2015 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business are not limited to a particular industry or geographic region, although the Company is currently focusing on target businesses in the Andean region of South America and in Central America.

We consummated our initial public offering (“Initial Public Offering”) of 4,000,000 units (“Units”) at $10.00 per unit on December 1, 2015, generating gross proceeds of $40 million during the three months ended February 29, 2016. Offering costs associated with the Initial Public Offering was of approximately $1.8 million, inclusive of $1.3 million of underwriting fees and an approximately $454,000 of deferred offering costs incurred prior to the closing of the Initial Public Offering.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 310,000 Units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, of which 265,000 Private Placement Units were sold to certain shareholders and their affiliates and designees, and 45,000 Private Placement Units were sold to EarlyBirdCapital, Inc. (“EBC”), the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $3.1 million.

An aggregate amount of $40.6 million ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units was placed in a United States-based trust account (“Trust Account”) at UBS maintained by Continental Stock Transfer & Trust Company, acting as trustee, and is invested in U.S. government treasury bills, until the earlier of: (i) the consummation of a Business Combination or (ii) the Company’s failure to consummate a Business Combination by June 1, 2017 (or September 1, 2017 if we have entered into a letter of intent, memorandum of understanding or definitive agreement with a target business for a Business Combination by June 1, 2017 and a Business Combination has not yet been consummated by such date). One of our Directors has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered, contracted for or products sold to the Company. However, such Director may not be able to satisfy those obligations should they arise.

Our management has broad discretion with respect to the specific application of the net proceeds of the offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination successfully.

Critical Accounting Policy

Ordinary Shares Subject to Possible Conversion

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at February 29, 2016, 3,558,519 ordinary shares subject to possible conversion at the conversion amount of approximately $36.2 million are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Results of Operations

We have neither engaged in any business operations nor generated any revenues to date. Our entire activity from inception up to the closing of our Initial Public Offering on December 1, 2015 was in preparation for that event. Subsequent to the Initial Public Offering, our activity has been limited to the evaluation of Business Combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We have, and expect to continue to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended February 29, 2016, we had net losses of approximately $122,000, which consisted of operating expenses of approximately $190,000 offset by interest income from our Trust Account of approximately $68,000.

Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to general operating expenses including printing, insurance and office expenses. Until we consummate a Business Combination, we will have no operating revenues.

Liquidity and Capital Resources

As of February 29, 2016, we had a cash balance of approximately $244,000.

Through February 29, 2016, our liquidity needs were satisfied through receipt of approximately $686,000 from the sale of units held outside of the Trust Account, $25,000 from the sale of the insider shares, and advances from B. Luke Weil in an aggregate amount of $139,000, which we already paid off as of February 29, 2016.

We presently have no revenue; our net losses were approximately $122,000 for the three months ended February 29, 2016, and consist primarily of professional fees related to public company compliance and costs related to our search for a business combination. For the three months ended February 29, 2016, interest income on cash and marketable securities held in trust was approximately $68,000.

We intend to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay for expenses relating thereto, upon consummation of the initial Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect the initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of the initial Business Combination if the funds available to the Company outside of the Trust Account were insufficient to cover such expenses.

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

Based on the foregoing, we believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of consummation of a Business Combination or June 1, 2017 (or September 1, 2017 if we have entered into a letter of intent, memorandum of understanding or definitive agreement with a target business for a Business Combination by June 1, 2017 and a Business Combination has not yet been consummated by such date). We anticipate that our uses of cash for the next twelve months will be approximately $185,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a Business Combination.

Related Party Transactions

Prior to the closing of our Initial Public Offering, B. Luke Weil advanced to us an aggregate of approximately $139,000 to cover expenses related to our formation and the Initial Public Offering, which we already paid on December 1, 2015 from the proceeds received upon closing of the Initial Public Offering.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of February 29, 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of February 29, 2016, we were not subject to any market or interest rate risk. Following the consummation of the our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended February 29, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2016 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None

Item 6.  Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.PRE	XBRL Taxonomy Extension Label Linkbase.
101.LAB	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURE

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

Date:  April 14, 2016

