Form 10-Q
period 2016-03-31
Andina Acquisition Corp. II
filed 2016-07-15
CIK 1652101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

As of July 15, 2016, 5,310,000 Ordinary Shares, par value $0.0001 per share, were issued and outstanding.

ANDINA ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANDINA ACQUISITION CORP. II

Condensed Balance Sheets

	May 31, 2016	November 30, 2015
	(Unaudited)
Assets
Current assets
Cash	$140,694	$100
Prepaid expenses	312,450	25,624
Total current assets	453,144	25,724
Cash and marketable securities held in Trust Account	40,701,708	-
Deferred offering costs	-	454,149
Total assets	$41,154,852	$479,873

Liabilities and Shareholders' Equity (Deficit)
Accrued expenses	$11,469	$220,623
Accounts payable	43,467	152,811
Due to related party	-	139,172
Total current liabilities	54,936	512,606

Commitments
Ordinary shares subject to possible conversion, $0.0001 par value, 3,546,161 and -0- shares at conversion value at May 31, 2016 and November 30, 2015	36,099,915	-

Shareholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at May 31, 2016 and November 30, 2015	-	-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 1,763,839 and 1,150,000 (1) shares issued and outstanding at May 31, 2016 and November 30, 2015, respectively (excluding 3,546,161 shares subject to possible conversion/tender at May 31, 2016)	176	115
Additional paid-in capital	5,270,011	24,985
Accumulated deficit	(270,186)	(57,833)
Total shareholders' equity (deficit)	5,000,001	(32,733)
Total Liabilities and Shareholders' Equity (Deficit)	$41,154,852	$479,873

(1) This number includes an aggregate of up to 150,000 ordinary shares repurchased in December 2015 upon receiving notice of not exercising the over-allotment option by the underwriters.

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. II

Condensed Statements of Operations

(Unaudited)

	For the three months ended	For the six months ended
	May 31, 2016	May 31, 2016
General and administrative	$124,418	$314,075
Loss from operations	(124,418)	(314,075)
Interest income	34,195	101,722
Net loss	$(90,223)	$(212,353)

Weighted average shares outstanding, basic and diluted (1)	1,751,615	1,742,123

Basic and diluted net loss per ordinary share	(0.05)	(0.12)

(1) This number excludes an aggregate of up to 3,546,161 shares subject to possible conversion

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. II

Condensed Statement of Cash Flows

(Unaudited)

For the six months ended
May 31, 2016
Cash Flows from Operating Activities
Net loss	$(212,353)
Adjustments to reconcile net loss to net cash used in operation activities:
Interest earned on cash and marketable securities held in Trust Account	(101,708)
Changes in operating assets and liabilities:
Prepaid expenses	(286,826)
Accrued expenses	(209,154)
Accounts payable	(109,344)
Net cash used in operating activities	(919,385)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(40,600,000)
Net cash used in investing activities	(40,600,000)

Cash Flows from Financing Activities
Proceeds from initial public offering, net of costs	38,699,151
Proceeds from private placement	3,100,000
Repayment of advance from related party	(139,172)
Net cash provided by financing activities	41,659,979

Net change in cash	140,594

Cash - beginning of the period	100
Cash - ending of the period	$140,694

Supplemental disclosure of noncash investing and financing activities:
Reclassification of deferred offering costs to equity	$454,149
Change in value of ordinary shares subject to possible conversion	$36,099,915

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. II

Notes to Condensed Financial Statements

May 31, 2016

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

All activity through May 31, 2016 relates to the Company’s formation, the initial public offering described below and the search for a Business Combination candidate. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on November 24, 2015. The Company consummated the Initial Public Offering of 4,000,000 units (“Units”) at $10.00 per unit on December 1, 2015, generating gross proceeds of approximately $40.0 million. Offering costs were approximately $1.8 million, inclusive of $454,000 of deferred offering costs incurred prior to the closing of the Initial Public Offering (Note 4).

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

ANDINA ACQUISITION CORP. II

Notes to Condensed Financial Statements

May 31, 2016

(Unaudited)

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

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended May 31, 2016 are not necessarily indicative of the results that may be expected for the year ending November 30, 2016. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 8-K, filed with Securities and Exchange Commission on December 3, 2015 and the Company’s Annual Report on Form 10-K for the year ended November 30, 2015, filed with Securities and Exchange Commission on February 26, 2016.

ANDINA ACQUISITION CORP. II

Notes to Condensed Financial Statements

May 31, 2016

(Unaudited)

Liquidity

As of May 31, 2016, the Company had a cash balance of approximately $141,000. Through May 31, 2016, the Company’s liquidity needs were satisfied through receipt of approximately $686,000 from the sale of the Units held outside of the Trust Account upon closing of the Initial Public Offering, $25,000 from the sale of the insider shares (as described in Note 6), and advances from a director in an aggregate amount of $139,000, which was repaid on December 1, 2015 from the proceeds received upon closing of the Initial Public Offering.

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

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company's needs through the earlier of consummation of a Business Combination or June 1, 2017 (or September 1, 2017 if the Company has entered into a letter of intent, memorandum of understanding or definitive agreement with a target business for a Business Combination by June 1, 2017 and a Business Combination has not yet been consummated by such date). The Company anticipates that its uses of cash for the next twelve months will be approximately $95,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a Business Combination.

Note 3 - Significant Accounting Policies

Cash and Marketable Securities Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of May 31, 2016, cash and cash equivalents held in the Trust Account consisted of approximately $40.7 million in United States Treasury Bills and approximately $900 in cash. At May 31, 2016, there was approximately $102,000 of interest income held in the Trust Account available to be released to the Company.

Ordinary Shares Subject to Possible Conversion

The Company accounts for its ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Ordinary Shares Subject to Possible Conversion at the conversion value are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

ANDINA ACQUISITION CORP. II

Notes to Condensed Financial Statements

May 31, 2016

(Unaudited)

Offering Costs

Offering costs consist principally of legal, accounting and underwriting costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to approximately $1.8 million (including $1.3 million in underwriters’ fees) were charged to shareholder’s equity upon completion of the Initial Public Offering.

Net Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of Ordinary Shares outstanding during the period. An aggregate of 3,546,161 Ordinary Shares subject to possible redemption at May 31, 2016, have been excluded from the calculation of basic loss per ordinary share since such Ordinary Shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of (i) warrants sold in the Public Offering and Private Placement to purchase 2,155,000 Ordinary Shares of the Company, (ii) rights to acquire 615,713 Ordinary Shares of the Company and (iii) 400,000 Ordinary Shares, warrants to purchase 200,000 Ordinary Shares and rights to acquire 57,142 Ordinary Shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the unit purchase option and warrants as well as the conversion of rights is contingent on the occurrence of future events.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 4 - Initial Public Offering

On December 1, 2015, the Company consummated the Initial Public Offering of 4,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating net proceeds of approximately $38.7 million during the six months ended May 31, 2016, net of offering costs of approximately $1.8 million, inclusive of $454,000 of deferred offering costs incurred prior to the closing of the Initial Public Offering.

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

ANDINA ACQUISITION CORP. II

Notes to Condensed Financial Statements

May 31, 2016

(Unaudited)

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

ANDINA ACQUISITION CORP. II

Notes to Condensed Financial Statements

May 31, 2016

(Unaudited)

Related Party Transactions

Prior to the closing of the Initial Public Offering, a director has advanced an aggregate of approximately $139,000 to cover expenses related to the Company’s formation and the Initial Public Offering. The Company repaid this amount on December 1, 2015 from the proceeds received upon closing of the Initial Public Offering.

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

ANDINA ACQUISITION CORP. II

Notes to Condensed Financial Statements

May 31, 2016

(Unaudited)

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

As of May 31, 2016, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share.

In July 2015, the Company issued 1,150,000 insider shares to the Initial Shareholders for an aggregate purchase price of $25,000. The insider shares held by the Initial Shareholders included an aggregate of 150,000 shares repurchased for an aggregate purchase price of $0.01 and cancelled by the Company in December 2015 upon receiving notice that the underwriters’ over-allotment option was not exercised.

As of May 31, 2016, after the consummation of the Initial Public Offering and the Private Placement, the Company has an aggregate of 5,310,000 ordinary shares outstanding, inclusive of 3,546,161 ordinary shares subject to possible conversion classified as temporary equity in the accompanying Balance Sheet.

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

We consummated our initial public offering (“Initial Public Offering”) of 4,000,000 units (“Units”) at $10.00 per unit on December 1, 2015, generating gross proceeds of $40 million during the six months ended May 31, 2016. Offering costs associated with the Initial Public Offering was of approximately $1.8 million, inclusive of $1.3 million of underwriting fees and an approximately $454,000 of deferred offering costs incurred prior to the closing of the Initial Public Offering.

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

Critical Accounting Policy

Ordinary Shares Subject to Possible Conversion

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at May 31, 2016, 3,546,161 ordinary shares subject to possible conversion at the conversion amount of approximately $36.1 million are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

For the three months ended May 31, 2016, we had net losses of approximately $90,000, which consisted of operating expenses of approximately $124,000 offset by interest income from our Trust Account of approximately $34,000.

For the six months ended May 31, 2016, we had net losses of approximately $212,000, which consisted of operating expenses of approximately $314,000 offset by interest income from our Trust Account of approximately $102,000.

Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to general operating expenses including printing, insurance and office expenses. Until we consummate a Business Combination, we will have no operating revenues.

Liquidity and Capital Resources

As of May 31, 2016, we had a cash balance of approximately $141,000.

Through May 31, 2016, our liquidity needs were satisfied through receipt of approximately $686,000 from the sale of the Units held outside of the Trust Account upon closing of the Initial Public Offering, $25,000 from the sale of the insider shares, and advances from B. Luke Weil in an aggregate amount of $139,000, which we repaid on December 1, 2015 from the proceeds received upon closing of the Initial Public Offering.

We presently have no revenue; our net losses were approximately $212,000 for the six months ended May 31, 2016, and consist primarily of professional fees related to public company compliance and costs related to our search for a business combination. For the six months ended May 31, 2016, interest income on cash and marketable securities held in trust was approximately $102,000.

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

Based on the foregoing, we believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of consummation of a Business Combination or June 1, 2017 (or September 1, 2017 if we have entered into a letter of intent, memorandum of understanding or definitive agreement with a target business for a Business Combination by June 1, 2017 and a Business Combination has not yet been consummated by such date). We anticipate that our uses of cash for the next twelve months will be approximately $95,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a Business Combination.

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

If financing is needed to finance transaction costs in connection with searching for a target business or consummating an intended initial business combination, our initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional private placement units at a price of $10.00 per unit (which, for example, would result in the holders being issued 57,142 ordinary shares if $500,000 of notes were so converted as the rights included in the units would result in an additional 7,142 shares being issued, as well as 50,000 warrants to purchase 25,000 ordinary shares). We believe the purchase price of these units will approximate the fair value of such units when issued. However, if it is determined, at the time of issuance, that the fair value of such units exceeds the purchase price, we would record compensation expense for the excess of the fair value of the units on the day of issuance over the purchase price in accordance with Accounting Standards Codification (“ASC”) 718 - Compensation - Stock Compensation.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of May 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of May 31, 2016, we were not subject to any market or interest rate risk. Following the consummation of the our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Date:  July 15, 2016

