Form 10-Q/A
period 2016-05-31
Andina Acquisition Corp. II
filed 2016-10-11
CIK 1652101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Andina Acquisition Corp. II (the “Company” or “we”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2016, filed on July 15, 2016 (the “Original Filing”) to correct the “Period of Report” in the SEC Filing Detail page.  The “Period of Report” in the SEC Filing Detail page accompanying the Original Filing mistakenly indicated that it was for a March 31, 2016 period but should have referenced a May 31, 2016 period.  The SEC Filing Detail page accompanying this Amendment has the corrected “Period of Report.”

No other changes have been made to the Original Filing.  This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revision discussed above.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None

Item 6.  Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.PRE	XBRL Taxonomy Extension Label Linkbase.*
101.LAB	XBRL Taxonomy Extension Presentation Linkbase.*
* Previously Filed

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

Date:  October 11, 2016

