Form 10-Q
period 2016-08-31
Andina Acquisition Corp. II
filed 2016-10-14
CIK 1652101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

As of October 13, 2016, 5,310,000 Ordinary Shares, par value $0.0001 per share, were issued and outstanding.

ANDINA ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ANDINA ACQUISITION CORP. II

Condensed Balance Sheets

	August 31, 2016	November 30, 2015
	(Unaudited)
Assets
Current assets
Cash	$121,086	$100
Prepaid expenses	276,687	25,624
Other receivables	5,000
Total current assets	402,773	25,724
Cash and marketable securities held in Trust Account	40,631,038	-
Deferred offering costs	-	454,149
Total assets	$41,033,811	$479,873

Liabilities and Shareholders' Equity (Deficit)
Accrued expenses	$10,000	$220,623
Accounts payable	5,222	152,811
Due to related party	-	139,172
Total current liabilities	15,222	512,606

Commitments
Ordinary shares subject to possible conversion, $0.0001 par value, 3,545,137 and -0- shares at conversion value at August 31, 2016 and November 30, 2015	36,018,588	-

Shareholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at August 31, 2016 and November 30, 2015	-	-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 1,764,863 and 1,150,000 (1) shares issued and outstanding at August 31, 2016 and November 30, 2015, respectively (excluding 3,545,137 shares subject to possible conversion/tender at August 31, 2016)	176	115
Additional paid-in capital	5,351,338	24,985
Accumulated deficit	(351,513)	(57,833)
Total shareholders' equity (deficit)	5,000,001	(32,733)
Total Liabilities and Shareholders' Equity (Deficit)	$41,033,811	$479,873

(1) This number includes an aggregate of up to 150,000 ordinary shares repurchased in December 2015 upon receiving notice of not exercising the over-allotment option by the underwriters.

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. II

Condensed Statements of Operations

(Unaudited)

	For the three months ended August 31, 2016	For The Period From July 1, 2015 (Inception) through August 31, 2015	For the nine months ended August 31, 2016	For The Period From July 1, 2015 (Inception) through August 31, 2015
General and administrative	$113,654	$15,750	$427,730	$15,750
Loss from operations	(113,654)	(15,750)	(427,730)	(15,750)
Interest income	32,327	-	134,050	-
Net loss	(81,327)	(15,750)	$(293,680)	(15,750)

Weighted average shares outstanding, basic and diluted (1)	1,763,851	1,000,000	1,749,392	1,000,000

Basic and diluted net loss per ordinary share	(0.05)	(0.02)	(0.17)	(0.02)

(1) This number excludes an aggregate of up to 3,545,137 shares subject to possible conversion

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. II

Condensed Statement of Cash Flows

(Unaudited)

	For the nine months ended	For The Period From July 1, 2015 (Inception) through
	August 31, 2016	August 31, 2015
Cash Flows from Operating Activities
Net loss	$(293,680)	$(15,750)
Adjustments to reconcile net loss to net cash used in operation activities:
Formation costs paid by related party	-	5,750
Interest earned on cash and marketable securities held in Trust Account	(134,033)	-
Changes in operating assets and liabilities:
Other receivables	(5,000)	-
Prepaid expenses	(251,063)	-
Accrued expenses	10,000	10,000
Accounts payable	(71,468)	-
Net cash used in operating activities	(745,244)	-

Cash Flows from Investing Activities
Principal deposited in Trust Account	(40,600,000)	-
Interest released from Trust Account	102,995	-
Net cash used in investing activities	(40,497,005)	-

Cash Flows from Financing Activities
Proceeds from initial public offering, net of costs	38,699,151	-
Proceeds from private placement	3,100,000	-
Repayment of advance from related party	(139,172)	-
Proceeds from issuance of ordinary shares to initial shareholders	-	25,000
Payment of deferred offering costs included in accounts payable	(76,121)	(25,000)
Payment of deferred offering costs included in accrued expenses	(220,623)	-
Net cash provided by financing activities	41,363,235	-

Net change in cash	120,986	-

Cash - beginning of the period	100	-
Cash - ending of the period	$121,086	$-

Supplemental disclosure of noncash investing and financing activities:
Reclassification of deferred offering costs to equity	$454,149	$-
Initial value of ordinary shares subject to possible conversion	$36,313,487	$-
Change in value of ordinary shares subject to possible conversion	$(294,899)	$-
Payment of deferred offering costs made by shareholder and included in due to related party	$-	$35,000

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. II

Notes to Condensed Financial Statements

August 31, 2016

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

All activity through August 31, 2016 relates to the Company’s formation, the initial public offering described below and the search for a Business Combination candidate. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on November 24, 2015. The Company consummated the Initial Public Offering of 4,000,000 units (“Units”) at $10.00 per unit on December 1, 2015, generating gross proceeds of $40.0 million. Offering costs were approximately $1.8 million, inclusive of $454,000 of deferred offering costs incurred prior to the closing of the Initial Public Offering (Note 4).

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

Notes to Condensed Financial Statements

August 31, 2016

(Unaudited)

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

In connection with any proposed initial Business Combination, the Company will either (1) seek shareholder approval of such initial Business Combination at a meeting called for such purpose at which holders of the outstanding ordinary shares sold in the Initial Public Offering (“Public Shareholders”) may seek to convert such shares (“Public Shares”), regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable) or (2) provide Public Shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable). As of August 31, 2016, the amount in the Trust Account is approximately $10.16 per Public Share (inclusive of interest in the amount of approximately $31,000 that may be released to the Company as described above).

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

The Initial Shareholders have agreed to certain obligations and restrictions relating to their securities, including to vote in favor of any proposed Business Combination and in certain cases not to convert any shares in connection with a shareholder vote to approve, or sell their shares to the Company in any tender offer in connection with, a proposed initial Business Combination (See Note 6). The Representative has also agreed to vote its shares included in the Private Placement Units (the “private shares”) in favor of any proposed Business Combination.

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

Notes to Condensed Financial Statements

August 31, 2016

(Unaudited)

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

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended August 31, 2016 are not necessarily indicative of the results that may be expected for the year ending November 30, 2016. For further information, refer to the financial statements and footnotes thereto included in the Company’s Current Report on Form 8-K, filed with Securities and Exchange Commission on December 3, 2015 and the Company’s Annual Report on Form 10-K for the year ended November 30, 2015, filed with Securities and Exchange Commission on February 26, 2016.

Liquidity

As of August 31, 2016, the Company had approximately $121,000 in its operating bank account, approximately $31,000 of interest income held in the Trust Account available to be released to the Company, and a working capital of approximately $383,000.

Through August 31, 2016, the Company’s liquidity needs were satisfied through receipt of approximately $686,000 from the sale of the Units held outside of the Trust Account upon closing of the Initial Public Offering, $25,000 from the sale of the insider shares (as described in Note 6), advances from a director in an aggregate amount of $139,000, which was repaid on December 1, 2015 from the proceeds received upon closing of the Initial Public Offering, and interest released from the Trust Account of approximately $103,000 to the Company in June 2016 for working capital purpose.

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

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company's needs through the earlier of consummation of a Business Combination or June 1, 2017 (or September 1, 2017 if the Company has entered into a letter of intent, memorandum of understanding or definitive agreement with a target business for a Business Combination by June 1, 2017 and a Business Combination has not yet been consummated by such date). The Company anticipates that its uses of cash for the next twelve months will be approximately $210,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a Business Combination.

ANDINA ACQUISITION CORP. II

Notes to Condensed Financial Statements

August 31, 2016

(Unaudited)

Note 3 - Significant Accounting Policies

Cash and Marketable Securities Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of August 31, 2016, cash and cash equivalents held in the Trust Account consisted of approximately $40.6 million in United States Treasury Bills and approximately $417 in cash. At August 31, 2016, there was approximately $31,000 of interest income held in the Trust Account available to be released to the Company.

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

Net Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of Ordinary Shares outstanding during the period. An aggregate of 3,545,137 Ordinary Shares subject to possible redemption at August 31, 2016, have been excluded from the calculation of basic loss per ordinary share since such Ordinary Shares, if redeemed, only participate in their pro rata share of the trust earnings. For the period from July 1, 2015 (Inception) through August 31, 2015, the weighted average shares was reduced for the effect of an aggregate of 150,000 ordinary shares that were subject to compulsory repurchase if the over-allotment option is not exercised by the underwriters. The Company repurchased these 150,000 ordinary shares on December 4, 2015 (see Note 8). The Company has not considered the effect of (i) warrants sold in the Public Offering and Private Placement to purchase 2,155,000 Ordinary Shares of the Company, (ii) rights to acquire 615,713 Ordinary Shares of the Company and (iii) 400,000 Ordinary Shares, warrants to purchase 200,000 Ordinary Shares and rights to acquire 57,142 Ordinary Shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the unit purchase option and warrants as well as the conversion of rights is contingent on the occurrence of future events.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 4 - Initial Public Offering

On December 1, 2015, the Company consummated the Initial Public Offering of 4,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating net proceeds of approximately $38.7 million, net of offering costs of approximately $1.8 million, inclusive of $454,000 of deferred offering costs incurred prior to the closing of the Initial Public Offering.

ANDINA ACQUISITION CORP. II

Notes to Condensed Financial Statements

August 31, 2016

(Unaudited)

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

Notes to Condensed Financial Statements

August 31, 2016

(Unaudited)

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

The Company maintains its principal executive offices in office space provided to us at no cost by a third party affiliated with one of the Company’s directors.

The Company is also permitted to pay consulting fees to its officers, directors, shareholders or their affiliates for assisting us in consummating our initial business combination in an amount not to exceed an aggregate of $500,000.

ANDINA ACQUISITION CORP. II

Notes to Condensed Financial Statements

August 31, 2016

(Unaudited)

Note 7 - Commitments and Contingencies

Underwriting Agreement

On November 24, 2015, the Company entered into an agreement with EBC (“Underwriting Agreement”), pursuant to which the Company paid an underwriting discount of $1.3 million.  The Company has further engaged EBC to assist the Company with its initial Business Combination. Pursuant to this arrangement, the Company anticipates that EBC will assist the Company in holding meetings with shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee of 4% of the gross proceeds of the Initial Public Offering for such services upon the consummation of its initial Business Combination (exclusive of any applicable finders’ fees which might become payable); provided that up to 25% of the fee may be allocated at the Company’s sole discretion to one or more advisors that assist the Company in identifying and consummating an initial Business Combination. The Company will also reimburse EBC for up to $20,000 of its reasonable costs and expenses incurred by it (including reasonable fees and disbursements of counsel) in connection with the performance of its services pursuant to the agreement; provided, however, all expenses in excess of $5,000 in the aggregate shall be subject to prior written approval, which approval will not be unreasonably withheld.

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

ANDINA ACQUISITION CORP. II

Notes to Condensed Financial Statements

August 31, 2016

(Unaudited)

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

As of August 31, 2016, there are no preferred shares issued or outstanding.

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

As of August 31, 2016, after the consummation of the Initial Public Offering and the Private Placement, the Company has an aggregate of 5,310,000 ordinary shares outstanding, inclusive of 3,545,137 ordinary shares subject to possible conversion classified as temporary equity in the accompanying Balance Sheet.

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

We consummated our initial public offering (“Initial Public Offering”) of 4,000,000 units (“Units”) at $10.00 per unit on December 1, 2015, generating gross proceeds of $40 million during the nine months ended August 31, 2016. Offering costs associated with the Initial Public Offering was of approximately $1.8 million, inclusive of $1.3 million of underwriting fees and an approximately $454,000 of deferred offering costs incurred prior to the closing of the Initial Public Offering.

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

For the three months ended August 31, 2016, we had net losses of approximately $81,000, which consisted of operating expenses of approximately $114,000 offset by interest income from our Trust Account of approximately $32,000.

For the nine months ended August 31, 2016, we had net losses of approximately $294,000, which consisted of operating expenses of approximately $428,000 offset by interest income from our Trust Account of approximately $134,000.

For the period from July 1, 2015 (Inception) through August 31, 2015, we had net losses of approximately $16,000, which solely consisted of operating expenses of approximately $16,000.

Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to general operating expenses including printing, insurance and office expenses. Until we consummate a Business Combination, we will have no operating revenues.

Liquidity and Capital Resources

As of August 31, 2016, we had approximately $121,000 in our operating bank account, approximately $31,000 of interest income held in the Trust Account available to be released to us, and a working capital of approximately $383,000.

We presently have no revenue; our net losses of approximately $294,000 for the nine months ended August 31, 2016, and consist primarily of professional fees relating to the Initial Public Offering, and costs related to our search for a Business Combination. Through August 31, 2016, our liquidity needs were satisfied through receipt of approximately $686,000 from the sale of the Units held outside of the Trust Account upon closing of the Initial Public Offering, $25,000 from the sale of the insider shares, advances from B. Luke Weil in an aggregate amount of $139,000, which we repaid on December 1, 2015 from the proceeds received upon closing of the Initial Public Offering, and interest released from the Trust Account of approximately $103,000 to the Company in June 2016 for working capital purpose.

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

Based on the foregoing, we believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of consummation of a Business Combination or June 1, 2017 (or September 1, 2017 if we have entered into a letter of intent, memorandum of understanding or definitive agreement with a target business for a Business Combination by June 1, 2017 and a Business Combination has not yet been consummated by such date). We anticipate that our uses of cash for the next twelve months will be approximately $210,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a Business Combination.

Related Party Transactions

Prior to the closing of our Initial Public Offering, B. Luke Weil advanced to us an aggregate of approximately $139,000 to cover expenses related to our formation and the Initial Public Offering, which we already paid on December 1, 2015 from the proceeds received upon closing of the Initial Public Offering.

We maintain our principal executive offices in office space provided to us at no cost by a third party affiliated with B. Luke Weil, one of our directors.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of August 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of August 31, 2016, we were not subject to any market or interest rate risk. Following the consummation of the initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Date:  October 13, 2016

