Form 10-K
period 2016-11-30
Andina Acquisition Corp. II
filed 2017-02-28
CIK 1652101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [  ]

As of May 31, 2016, the aggregate market value of the ordinary shares held by non-affiliates of the registrant was $38,680,000 (based on the closing sales price of the ordinary shares on May 31, 2016 of $9.67).

As of February 28, 2017, there were 5,310,000 ordinary shares, $.0001 par value per share, outstanding.

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

On December 1, 2015, we closed our initial public offering of 4,000,000 units. Each unit consists of one ordinary share, par value $.0001 per share (“Ordinary Share”), one right (“Right”) to receive one-seventh of one Ordinary Share upon consummation of an initial business combination and one redeemable warrant (“Warrant”) entitling the holder to purchase one-half of one Ordinary Share at a price of $11.50 per full share commencing on the consummation of an initial business combination. Simultaneous with the consummation of the initial public offering, we consummated the private placement of 310,000 private Units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $3,100,000. The Private Placement Units were purchased by the Company’s shareholders prior to the initial public offering (the “initial shareholders”) and their affiliates and designees and EarlyBirdCapital, Inc., the representative of the underwriters in the initial public offering.

Following the consummation of the initial public offering, the underwriters notified the Company that they would not be exercising the over-allotment option. As a result, the initial shareholders had 150,000 ordinary shares held by them compulsorily repurchased by the Company for an aggregate purchase price of $0.01 so that they collectively own 20.0% of the Company’s issued and outstanding ordinary shares after the initial public offering (not including the Ordinary Shares underlying the Private Placement Units (“Private Shares”)).

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

Financial Position

With funds held in trust available for our initial business combination in the amount of approximately $40.65 million (including $1.3 million of underwriting commission payable to EarlyBirdCapital upon consummation of our initial business combination), we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing cash for stock, and providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read the prospectus for our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may determine to engage the services of professional firms or other individuals that specialize in business acquisitions on a formal basis in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors, special advisors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial shareholders, we will do so only if we have obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view.

We have engaged B. Riley & Co. to provide certain advisory services in connection with our initial business combination. In exchange for such services, we paid B. Riley $250,000 in cash upon the consummation of our initial public offering.

We also engaged EarlyBirdCapital to assist us in holding meetings with our shareholders to discuss a potential business combination and the target business’s attributes, introduce us to potential investors that may be interested in purchasing our securities, assist us in obtaining shareholder approval for the business combination and assist us with our press releases and certain public filings in connection with the business combination. Pursuant to this arrangement, we will pay EarlyBirdCapital a cash fee equal to $1,600,000 for such services upon the consummation of our initial business combination (exclusive of any applicable finders’ fees which might become payable); provided that up to 25% of the fee may be allocated at our sole discretion to one or more advisors that assist us in identifying and consummating an initial business combination.

Selection of a Target Business and Structuring of a Business Combination

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of its products, processes or services;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary features and degree of intellectual property or other protection for its products, processes or services;

●	regulatory environment of the industry; and

●	costs associated with effecting the business combination.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. The $5,000,001 net tangible asset value would be determined once a target business is located and we can assess all of the assets and liabilities of the combined company (which would include the $1,600,000 fee payable to EarlyBirdCapital described elsewhere in this annual report, any out-of-pocket expenses incurred by our initial shareholders, officers, directors or their affiliates in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations that have not been repaid at that time, as well as any other liabilities of ours and the liabilities of the target business). However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all.

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

Our initial shareholders will not have conversion rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in our initial public offering or in the aftermarket. EarlyBirdCapital will not have conversion rights with respect to the shares included in the Private Placement Units, or “private shares.”

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

Each of our initial shareholders has agreed to waive its rights to participate in any liquidation of our trust account or other assets with respect to the insider shares and private shares and to vote their insider shares and private shares in favor of any dissolution and plan of distribution which we submit to a vote of shareholders. There will be no distribution from the trust account with respect to our rights or warrants, which will expire worthless.

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

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay the completion of a transaction;

●	our obligation to convert ordinary shares held by our public shareholders may reduce the resources available to us for a business combination;

●	Nasdaq may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

●	our outstanding rights, warrants and unit purchase options, and the potential future dilution they represent;

●	our obligation to pay EarlyBirdCapital a $1,600,000 fee upon consummation of our initial business combination;

●	our obligation to either repay or issue Private Placement Units upon conversion of up to $500,000 of working capital loans that may be made to us by our initial shareholders, officers, directors or their affiliates;

●	our obligation to register the resale of the insider shares, as well as the Private Placement Units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

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

We may issue a substantial number of additional ordinary shares or preferred shares, or a combination of ordinary shares and preferred shares, to complete a business combination. The issuance of additional ordinary shares or preferred shares:

●	may significantly reduce the equity interest of investors;

●	may subordinate the rights of holders of ordinary shares if we issue preferred shares with rights senior to those afforded to our ordinary shares;

●	may cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

The funds held in the trust account may not earn significant interest and, as a result, we may be limited to the funds held outside of the trust account to fund our search for target businesses, to pay our tax obligations and to complete our initial business combination.

As of November 30, 2016, we had approximately $64,000 available to us outside the trust account, excluding interest income held in the Trust Account in the amount of approximately $51,000 that may be released to us, to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we will need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. Interest rates on permissible investments for us have been less than 1% over the last several years. Accordingly, if we do not earn a sufficient amount of interest on the funds held in the trust account and use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we may be forced to cease searching for a target business.

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

If we do not maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the public warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of ordinary shares that a holder will receive upon exercise of its public warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless. Notwithstanding the foregoing, the warrants included in the Private Placement Units, or “private warrants,” may be exercisable for unregistered ordinary shares for cash even if the prospectus relating to the ordinary shares issuable upon exercise of the warrants is not current and effective.

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

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our ordinary shares are “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

We may only be able to complete one business combination with the proceeds of our initial public offering. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Our initial shareholders are entitled to make a demand that we register the resale of their insider shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the purchasers of the Private Placement Units and our initial shareholders, officers and directors are entitled to demand that we register the resale of the Private Placement Units (and the underlying ordinary shares and warrants) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us at any time after we consummate a business combination. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the shareholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our ordinary shares.

EarlyBirdCapital may have a conflict of interest in rendering services to us in connection with our initial business combination.

We have engaged EarlyBirdCapital to assist us in connection with our initial business combination. We will pay EarlyBirdCapital a cash fee of $1,600,000 for such services upon the consummation of our initial business combination. This financial interest may result in EarlyBirdCapital having a conflict of interest when providing the services to us in connection with an initial business combination.

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

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

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

If we consummate a business combination with a target business located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ governing jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	inflation;

●	economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	protection of intellectual property; and

●	employment regulations.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as promulgated by the International Accounting Standards Board, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire.

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

Local accounting practices vary significantly and reconciling the accounting practices of a target business to U.S. accounting practices could be time consuming and expensive.

Local accounting practices vary significantly from country to country. Although Colombia, Peru and Chile have all adopted International Financial Reporting Standards (IFRS) in recent years, there is still divergence among countries. If we need to reconcile accounting practices of a target business to U.S. generally accepted accounting practices, it could be time consuming and expensive and could have a negative impact on our results of operations and profitability.

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

None.

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

	Units		Ordinary Shares		Rights		Warrants
	High	Low	High	Low	High	Low	High	Low
2016-2017:
First Quarter*	11.10	10.50	10.05	9.93	0.65	0.33	0.35	0.20

2015-2016:
Fourth Quarter	10.50	10.27	9.95	9.81	0.80	0.23	0.25	0.12
Third Quarter	10.70	10.06	10.05	9.67	0.43	0.1601	0.18	0.08
Second Quarter	11.00	9.84	9.78	9.53	0.26	0.16	0.15	0.1001
First Quarter	10.66	9.7999	9.65	9.40	0.30	0.22	0.16	0.10

2014-2015:
Fourth Quarter	9.97	9.90	N/A	N/A	N/A	N/A	N/A	N/A

*Through February 26, 2017.

Holders

As of February 26, 2017, there were 15 holders of record of our units, 18 holders of record of our ordinary shares, 1 holder of record of our rights and 1 holder of record of our warrants. We believe we have in excess of 300 beneficial holders of our securities.

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

Initial Public Offering – Use of Proceeds

On December 1, 2015, we closed our initial public offering of 4,000,000 units with each unit consisting of one Ordinary Share, one Right to automatically receive one-seventh of one Ordinary Share upon consummation of an initial business combination and one Warrant entitling the holder to purchase one-half of one Ordinary Share at a price of $11.50 per full share commencing on the consummation of an initial business combination. Simultaneous with the consummation of the initial public offering, we consummated the private placement of 310,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $3.1 million. Of the Private Placement Units, 265,000 were sold to the initial shareholders and their affiliates and designees and 45,000 were sold to EarlyBirdCapital, Inc., the representative of the underwriters in the initial public offering.

Following the consummation of the initial public offering, the underwriters notified us that they would not be exercising the over-allotment option. As a result, the initial shareholders had 150,000 ordinary shares held by them compulsorily repurchased by us for an aggregate purchase price of $0.01 so that they collectively own 20.0% of our issued and outstanding ordinary shares after the initial public offering (not including the Private Shares).

EarlyBirdCapital, Inc. acted as representative of the underwriters for the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-207037). The Securities and Exchange Commission declared the registration statement effective on November 24, 2015.

We paid a total of $1.3 million in underwriting discounts and commissions and approximately $500,000 for other costs and expenses related to the offering and the over-allotment option. An aggregate of $40.6 million ($10.15 per unit) from the net proceeds of the sale of the units in the initial public offering and the private placement was deposited into the trust account, and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended November 30, 2016.

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

Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to Andina Acquisition Corp II, except where the context requires otherwise. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company in the development stage, formed on July 1, 2015 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. Our efforts to identify a prospective target business are not limited to a particular industry or geographic region, although we are currently focusing on target businesses in the Andean region of South America and in Central America.

We consummated our initial public offering of 4,000,000 units at $10.00 per unit on December 1, 2015, generating gross proceeds of $40 million. Offering costs associated with the initial public offering was approximately $1.8 million, inclusive of $1.3 million of underwriting fees and approximately $454,000 of offering costs incurred prior to the closing of the initial public offering.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 310,000 Private Placement Units at a price of $10.00 per Private Placement Unit, of which 265,000 Private Placement Units were sold to the initial shareholders and their affiliates and designees, and 45,000 Private Placement Units were sold to EarlyBirdCapital, Inc., the representative of the underwriters in the initial public offering, generating gross proceeds of $3.1 million.

An aggregate amount of $40.6 million ($10.15 per Unit) from the net proceeds of the sale of the units in the initial public offering and the Private Placement Units was placed in a United States-based trust account (“Trust Account”) at UBS maintained by Continental Stock Transfer & Trust Company, acting as trustee, and is invested in U.S. government treasury bills, until the earlier of: (i) the consummation of a business combination or (ii) our failure to consummate a business combination by June 1, 2017 (or September 1, 2017 if we have entered into a letter of intent, memorandum of understanding or definitive agreement with a target business for a business combination by June 1, 2017 and a business combination has not yet been consummated by such date). B. Luke Weil has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered, contracted for or products sold to the Company. However, he may not be able to satisfy those obligations should they arise.

Our management has broad discretion with respect to the specific application of the net proceeds of the offering and the private placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Critical Accounting Policy

Ordinary Shares Subject to Possible Conversion

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible conversion at the conversion value are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

For the year ended November 30, 2016, we had net losses of approximately $359,000, which consisted of operating expenses of approximately $514,000 offset by interest income from our Trust Account of approximately $154,000.

For the period from July 1, 2015 (Inception) through November 30, 2015, we had net losses of approximately $58,000, which solely consisted of operating expenses of approximately $58,000.

Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to general operating expenses including printing, insurance and office expenses. Until we consummate a business combination, we will have no operating revenues.

Liquidity and Capital Resources

As of November 30, 2016, we had approximately $64,000 in our operating bank account, approximately $51,000 of interest income held in the Trust Account available to be released to us, and a working capital of approximately $302,000.

We presently have no revenue; our net losses of approximately $359,000 for the year ended November 30, 2016, and consist primarily of professional fees, and costs related to our search for a business combination. Through November 30, 2016, our liquidity needs were satisfied through receipt of approximately $686,000 from the sale of the units held outside of the Trust Account upon closing of the initial public offering, $25,000 from the sale of the insider shares, advances from B. Luke Weil in an aggregate amount of $139,000, which we repaid on December 1, 2015 from the proceeds received upon closing of the initial public offering, and interest released to us from the Trust Account of approximately $103,000 in June 2016 for our working capital needs.

If needed to finance transaction costs in connection with searching for a target business or consummating an intended initial business combination, our initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional Private Placement Units at a price of $10.00 per unit (which, for example, would result in the holders being issued 57,142 Ordinary Shares if $500,000 of notes were so converted as the rights included in the units would result in an additional 7,142 shares being issued, as well as 50,000 Warrants to purchase 25,000 Ordinary Shares). In February 2017, one of our directors and non-executive Chairman of the Board agreed to loan us up to $50,000 for working capital purposes. To date, we have not borrowed any amount under such loan.

Based on the foregoing, we believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of consummation of a business combination or June 1, 2017 (or September 1, 2017 if we have entered into a letter of intent, memorandum of understanding or definitive agreement with a target business for a business combination by June 1, 2017 and a business combination has not yet been consummated by such date). We anticipate that our uses of cash until September 1, 2017 will be approximately $234,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of November 30, 2016.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of November 30, 2016, we were not subject to any market or interest rate risk. Following the consummation of the initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended November 30, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Our management’s assessment of the effectiveness of our internal control system as of November 30, 2016 was based on the framework for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on this assessment, our principal executive, principal financial and principal accounting officer has concluded that our internal control over financial reporting was effective as of November 30, 2016.

This Form 10-K does not include an attestation report of internal controls from our registered public accounting firm due to our status as an emerging growth company under the JOBS Act and as a smaller reporting company.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Julio A. Torres	49	Chief Executive Officer and Director
Mauricio Orellana	51	Chief Financial Officer and Director
Eric Carrera	27	Senior Vice President
Marjorie Hernandez	37	Secretary and Treasurer
B. Luke Weil	37	Director (Non-Executive Chairman)
Matthew S. N. Kibble	37	Director
Edward G. Navarro	62	Director

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

B. Luke Weil erved as our Chief Executive Officer from our inception until August 2015, has served as a member of our Board of Directors since our inception and has served as Non-Executive Chairman of the Board since February 2016. In October 2014, he founded the Long Island Marine Purification Initiative, a non-profit foundation established to improve the water quality on Long Island, New York, and has served as its Chairman since such time. In November 2012, he also co-founded Rios Nete, a clinic in the upper amazon region of Peru. From 2008 to 2013, Mr. Weil was Vice President, International Business Development — Latin America for Scientific Games Corporation, a supplier of technology-based products, systems and services to gaming markets worldwide. From January 2013 until its merger in December 2013, Mr. Weil served as Chief Executive Officer of Andina 1 and previously served as a member of its board from September 2011 until March 2012. From 2006 to 2008, Mr. Weil attended Columbia Business School. From January 2004 to January 2006, Mr. Weil served as an associate of Business Strategies & Insight, a public affairs and business consulting firm. In January 2007, Mr. Weil pleaded guilty to two counts of misdemeanor assault in connection with physical altercations that took place in 2004 and 2006. From June 2002 to December 2004, Mr. Weil served as an analyst at Bear Stearns. From September 1998 to May 2002, Mr. Weil attended Brown University. Mr. Weil received a B.A. from Brown University and an M.B.A. from Columbia Business School.

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

Audit Committee

Effective November 24, 2015, we established an audit committee of the board of directors, which consists of B. Luke Weil, Matthew S. N. Kibble and Edward G. Navarro, each of whom is an independent director under the Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommend to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that the persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

Compensation Committee

Effective November 24, 2015, we established a compensation committee of the board of directors, which consists of B. Luke Weil, Matthew S. N. Kibble and Edward G. Navarro, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended November 30, 2016, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of November 30, 2016, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any Ordinary Shares issuable upon exercise of Warrants or Rights as such securities are not exercisable or convertible within 60 days.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class

Julio A. Torres	46,798		*
Mauricio Orellana	84,959		1.6%
Eric Carrera	10,000	(2)	*
Marjorie Hernandez	74,151		1.4%
B. Luke Weil	501,890	(3)	9.45%
Matthew S. N. Kibble	28,500		*
Edward G. Navarro	7,000		*
A. Lorne Weil(4)	10,000		*
Barry Rubenstein(5)	338,701	(6)	6.38%
Marilyn Rubenstein(5)	338,701	(7)	6.38%
Polar Asset Management Partners Inc.(8)	800,000		15.07%
Davidson Kempner Capital Management LP(9)	399,000		7.51%
Basso Capital Management, L.P.(10)	292,404		5.51%
All directors and executive officers as a group (seven individuals)	753,298		14.19%

*Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Andina Acquisition Corp. II, 250 West 57th Street, Suite 2223, New York, New York 10107.

(2)	These shares will vest in full upon consummation of our initial business combination provided he is still affiliated with us at such time.

(3)	Includes an aggregate of 63,000 ordinary shares held by two limited liability companies that Mr. Weil Controls. Does not include the ordinary shares he may receive in the event that Eric Carrera’s shares do not vest as described in footnote 3 above.

(4)	Mr. Weil is the father of B. Luke Weil.

(5)	The business address of Barry Rubenstein and Marilyn Rubenstein is 68 Wheatley Road, Brookville, New York 11545. Information derived from a Schedule 13G filed on December 7, 2015.

(6)	Represents ordinary shares held by Woodland Partners, Woodland Venture Fund and Seneca Ventures. Barry Rubenstein is a general partner of Woodland Partners, Woodland Venture Fund and Seneca Ventures, and an officer and director of Woodland Services Corp. Mr. Rubenstein is the husband of Marilyn Rubenstein.

(7)	Represents ordinary shares held by Woodland Partners, Woodland Venture Fund and Seneca Ventures. Marilyn Rubenstein is a general partner of Woodland Partners and an officer of Woodland Services Corp. Marilyn Rubenstein is the wife of Barry Rubenstein.

(8)	The business address of Polar Securities Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. Information derived from a Schedule 13G filed on December 10, 2015.

(9)	The business address of Davidson Kempner Capital Management LP is c/o Davidson Kempner Capital Management LP, 520 Madison Avenue, 30th Floor, New York, New York 10022. Information derived from a Schedule 13G filed on December 7, 2015.

(10)	Represents ordinary shares held by Basso SPAC Fund LLC. Basso Management, LLC is the manager of Basso SPAC Fund LLC. Basso Capital Management, L.P. serves as the investment manager of Basso SPAC Fund LLC. Basso GP, LLC is the general partner of Basso Capital Management, L.P. Mr. Fischer is the sole portfolio manager for Basso SPAC Fund LLC, the Chief Executive Officer and a founding managing partner of Basso Capital Management, L.P., and a member of each of Basso Management, LLC and Basso GP, LLC. Accordingly, each of Basso Management, LLC, Basso Capital Management, L.P., Basso GP, LLC and Mr. Fischer may be deemed to indirectly beneficially own the ordinary shares reported herein. The business address of each of the reporting persons is 1266 East Main Street, Fourth Floor, Stamford, Connecticut 06902. Information derived from a Schedule 13G filed on November 10, 2016.

All of the insider shares have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the insider shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, one year after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property. On December 4, 2015, the underwriters advised us that the over-allotment option would not be exercised. As a result, 150,000 insider shares were released from escrow and we repurchased such shares for an aggregate purchase price of $0.01.

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

Equity Compensation Plans

As of November 30, 2016, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

Due to related party

Prior to the closing of the Initial Public Offering, a director has advanced an aggregate of approximately $139,000 to cover expenses related to our formation and the Initial Public Offering. We repaid this amount on December 1, 2015 from the proceeds received upon closing of the Initial Public Offering.

Office Space

We maintain our principal executive offices at office space provided at no cost by a third party affiliated with one of our directors.

Consulting Fees

We are permitted to pay consulting fees to our officers, directors, shareholders or their affiliates for assisting us in consummating the initial business Combination in an amount not to exceed an aggregate of $500,000.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the fiscal years ended November 30, 2016, audit fees for our independent registered public accounting firm were $53,000. Audit fees related to the initial audit, review of Form S-1 and amendments to the S-1, quarterly review and annual audit for the period ended November 30, 2015 for our independent registered public accounting firm were approximately $80,000.

Audit-Related Fees

During the fiscal years ended November 30, 2015 and 2016, audit-related fees for our independent registered public accounting firm were $0.

Tax Fees

During the fiscal years ended November 30, 2015 and 2016, fees for tax services for our independent registered public accounting firm were $0.

All Other Fees

During the fiscal years ended November 30, 2015 and 2016, fees for other services were $0.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

1.1	Form of Underwriting Agreement.*

1.2	Business Combination Marketing Agreement between the Registrant and EarlyBirdCapital, Inc.*

3.1	Amended and Restated Memorandum and Articles of Association.*

4.1	Specimen Unit Certificate.*

4.2	Specimen Ordinary Share Certificate.*

4.3	Specimen Right Certificate.*

4.4	Form of Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

4.5	Form of Unit Purchase Option between the Registrant and EarlyBirdCapital, Inc.*

4.6	Specimen Warrant Certificate.*

4.7	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.1	Form of Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and the Company’s officers, directors and shareholders.*

10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.3	Form of Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders.*

10.4	Form of Registration Rights Agreement among the Registrant and the Initial Shareholders and EarlyBirdCapital.*

10.5	Form of Subscription Agreement among the Registrant, Graubard Miller and the Initial Shareholders and EarlyBirdCapital.*

10.6	Advisory Agreement between the Registrant and B. Riley & Co. LLC.*

14	Form of Code of Ethics.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document	Herewith
101.SCH	XBRL Taxonomy Extension Schema	Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-207037).

ANDINA ACQUISITION CORP. II

F- 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Andina Acquisition Corp. II

We have audited the accompanying balance sheets of Andina Acquisition Corp. II (the “Company”) as of November 30, 2016 and 2015, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended November 30, 2016 and for the period from July 1, 2015 (Inception) through November 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of November 30, 2016 and 2015, and the results of its operations and its cash flows for the year ended November 30, 2016 and for the period from July 1, 2015 (Inception) through November 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/Marcum llp

Marcum llp
New York, NY
February 28, 2017

F- 2

ANDINA ACQUISITION CORP. II

Balance Sheets

	As of November 30,
	2016	2015
Assets
Current assets
Cash	$63,789	$100
Prepaid expenses	259,053	25,624
Total current assets	322,842	25,724
Cash and marketable securities held in Trust Account	40,651,426	-
Deferred offering costs	-	454,149
Total assets	$40,974,268	$479,873

Liabilities and Shareholders’ Equity (Deficit)
Accrued expenses	$2,166	$220,623
Accounts payable	18,944	152,811
Due to related party	-	139,172
Total current liabilities	21,110	512,606

Commitments
Ordinary shares subject to possible conversion, $0.0001 par value, 3,537,686 and -0- shares at conversion value at November 30, 2016 and November 30, 2015	35,953,149	-

Shareholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at November 30, 2016 and 2015	-	-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 1,772,314 and 1,150,000 (1) shares issued and outstanding at November 30, 2016 and 2015, respectively (excluding 3,537,686 shares subject to possible conversion/tender at November 30, 2016)	177	115
Additional paid-in capital	5,416,776	24,985
Accumulated deficit	(416,944)	(57,833)
Total shareholders’ equity (deficit)	5,000,009	(32,733)
Total Liabilities and Shareholders’ Equity (Deficit)	$40,974,268	$479,873

(1)	This number includes 150,000 ordinary shares that were repurchased in December 2015 upon receiving notice of not exercising the over-allotment option by the underwriters.

The accompanying notes are an integral part of these financial statements.

F- 3

ANDINA ACQUISITION CORP. II

Statements of Operations

	For The Fiscal Year Ended November 30, 2016	For The Period From July 1, 2015 (Inception) through November 30, 2015
General and administrative	$513,552	$57,833
Loss from operations	(513,552)	(57,833)
Interest income	154,441	-
Net loss	(359,111)	(57,833)

Weighted average shares outstanding, basic and diluted (1)	1,753,259	1,000,000

Basic and diluted net loss per ordinary share	(0.20)	(0.06)

(1)	This number excludes 3,537,686 ordinary shares subject to possible conversion for the year ended November 30, 2016, and 150,000 ordinary shares that were repurchased in December 2015 upon receiving notice of not exercising the over-allotment option by the underwriters.

The accompanying notes are an integral part of these financial statements.

F- 4

ANDINA ACQUISITION CORP. II

Statement of Changes in Shareholders’ Equity (Deficit)

			Additional		Total
	Ordinary Shares (1)		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - July 1, 2015 (Inception)	-	$-	$-	$-	$-
Ordinary shares issued to insiders	1,150,000	115	24,885	-	25,000
Sale of unit purchase option	-	-	100	-	100
Net loss	-	-		(57,833)	(57,833)
Balance - November 30, 2015	1,150,000	$115	$24,985	$(57,833)	$(32,733)
Sale of units in initial public offering, net of offering costs	4,000,000	400	38,244,602	-	38,245,002
Sale of units to insiders and underwriter in private placement	310,000	31	3,099,969	-	3,100,000
Compulsory repurchase of ordinary shares	(150,000)	(15)	15	-	-
Ordinary shares subject to possible conversion	(3,537,686)	(354)	(35,952,795)	-	(35,953,149)
Net loss	-	-	-	(359,111)	(359,111)
Balance - November 30, 2016	1,772,314	177	5,416,776	(416,944)	5,000,009

The accompanying notes are an integral part of these financial statements.

F- 5

ANDINA ACQUISITION CORP. II

Statement of Cash Flows

	For The Fiscal Year ended	For The Period From July 1, 2015 (Inception) through
	November 30, 2016	November 30, 2015
Cash Flows from Operating Activities
Net loss	$(359,111)	$(57,833)
Adjustments to reconcile net loss to net cash used in operation activities:
Formation costs paid by related party	-	6,767
Interest earned on cash and marketable securities held in Trust Account	(154,421)	-
Changes in operating assets and liabilities:
Prepaid expenses	(233,429)	(25,624)
Accrued expenses	2,166	76,690
Accounts payable	(57,746)	-
Net cash used in operating activities	(802,541)	-

Cash Flows from Investing Activities
Principal deposited in Trust Account	(40,600,000)	-
Interest released from Trust Account	102,995	-
Net cash used in investing activities	(40,497,005)	-

Cash Flows from Financing Activities
Proceeds from initial public offering, net of costs	38,699,151	-
Proceeds from private placement	3,100,000	-
Repayment of advance from related party	(139,172)	-
Proceeds from issuance of ordinary shares to initial shareholders	-	25,000
Payment of deferred offering costs included in accounts payable	(76,121)	(25,000)
Proceeds from underwriters unit purchase option	-	100
Payment of deferred offering costs included in accrued expenses	(220,623)	-
Net cash provided by financing activities	41,363,235	100

Net change in cash	63,689	100

Cash - beginning of the period	100	-
Cash - ending of the period	$63,789	$100

Supplemental disclosure of noncash investing and financing activities:
Reclassification of deferred offering costs to equity	$454,149	$-
Initial value of ordinary shares subject to possible conversion	$36,313,487	$-
Change in value of ordinary shares subject to possible conversion	$(360,338)	$-
Deferred offering costs included in accounts payable and accrued expenses	$-	$296,744
Payment of deferred offering costs made by shareholder and included in due to related party	$-	$132,405

The accompanying notes are an integral part of these financial statements.

F- 6

ANDINA ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

All activity through November 30, 2016 relates to the Company’s formation, the initial public offering described below and the search for a Business Combination candidate. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

F- 7

ANDINA ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

In connection with any proposed initial Business Combination, the Company will either (1) seek shareholder approval of such initial Business Combination at a meeting called for such purpose at which holders of the outstanding ordinary shares sold in the Initial Public Offering (“Public Shareholders”) may seek to convert such shares (“Public Shares”), regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable) or (2) provide Public Shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable). As of November 30, 2016, the amount in the Trust Account is approximately $10.16 per Public Share (inclusive of interest in the amount of approximately $51,000 that may be released to the Company as described above).

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

F- 8

ANDINA ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

Liquidity

As of November 30, 2016, the Company had approximately $64,000 in its operating bank account, approximately $51,000 of interest income held in the Trust Account available to be released to the Company, and working capital of approximately $302,000.

Through November 30, 2016, the Company’s liquidity needs were satisfied through receipt of approximately $686,000 from the sale of the Units held outside of the Trust Account upon closing of the Initial Public Offering, $25,000 from the sale of the insider shares (as described in Note 6), advances from a director in an aggregate amount of $139,000, which was repaid on December 1, 2015 from the proceeds received upon closing of the Initial Public Offering, and interest released from the Trust Account of approximately $103,000 to the Company in June 2016 for working capital purposes.

If needed to finance transaction costs in connection with searching for a target business or consummating an intended initial Business Combination, the Initial Shareholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of the Company’s initial Business Combination into additional Private Placement Units at a price of $10.00 per Unit (which, for example, would result in the holders being issued 57,142 Ordinary Shares if $500,000 of notes were so converted as the rights included in the Units would result in an additional 7,142 shares being issued, as well as 50,000 Warrants to purchase 25,000 Ordinary Shares). In February 2017, one of the Company’s directors and non-executive Chairman of the Board agreed to loan the Company up to $50,000 for working capital purposes. To date, the Company has not borrowed any amount under such loan.

F- 9

ANDINA ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

Based on the foregoing, management believes that the Company will have sufficient working capital to meet the Company’s needs through the earlier of the consummation of a Business Combination or June 1, 2017 (or September 1, 2017 if we have entered into a letter of intent, memorandum of understanding or definitive agreement with a target business for a business combination by June 1, 2017 and a business combination has not yet been consummated by such date). The Company anticipates that its uses of cash until September 1, 2017 will be approximately $234,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a Business Combination.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At November 30, 2016, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Cash and Marketable Securities Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of November 30, 2016, cash and cash equivalents held in the Trust Account consisted of approximately $40.6 million in United States Treasury Bills and approximately $44,000 in cash. At November 30, 2016, there was approximately $51,000 of interest income held in the Trust Account available to be released to the Company.

F- 10

ANDINA ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

Ordinary Shares Subject to Possible Conversion

The Company accounts for its Ordinary Shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. The Company’s Ordinary Shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible conversion at conversion value are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist principally of legal, accounting and underwriting costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to approximately $1.8 million (including $1.3 million in underwriters’ fees) were charged to shareholder’s equity upon completion of the Initial Public Offering.

Net Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of Ordinary Shares outstanding during the period. An aggregate of 3,537,686 Ordinary Shares subject to possible redemption at November 30, 2016, have been excluded from the calculation of basic loss per ordinary share since such Ordinary Shares, if redeemed, only participate in their pro rata share of the trust earnings. For the period from July 1, 2015 (Inception) through August 31, 2015, the weighted average shares were reduced for the effect of an aggregate of 150,000 ordinary shares that were repurchased in December 2015 upon receiving notice of not exercising the over-allotment option by the underwriters. The Company has not considered the effect of (i) warrants sold in the Public Offering and Private Placement to purchase 2,155,000 Ordinary Shares of the Company, (ii) rights to acquire 615,713 Ordinary Shares of the Company and (iii) 400,000 Ordinary Shares, warrants to purchase 200,000 Ordinary Shares and rights to acquire 57,142 Ordinary Shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the unit purchase option and warrants as well as the conversion of rights is contingent on the occurrence of future events.

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

The Company might be subject to major tax jurisdictions in United States and New York. The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of November 30, 2016. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

F- 11

ANDINA ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

Recent Accounting Standards

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

F- 12

ANDINA ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

F- 13

ANDINA ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

F- 14

ANDINA ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

F- 15

ANDINA ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

As of November 30, 2016, there are no preferred shares issued or outstanding.

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

As of November 30, 2016, after the consummation of the Initial Public Offering and the Private Placement, the Company has an aggregate of 5,310,000 ordinary shares outstanding, inclusive of 3,537,686 ordinary shares subject to possible conversion classified as temporary equity in the accompanying Balance Sheet.

F- 16

ANDINA ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company's financial assets and liabilities reflects management's estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured on a recurring basis as of November 30, 2016, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Quoted Prices
in Active Markets
Description	(Level 1)
Cash and marketable securities held in Trust Account	$40,651,426

Approximately $44,000 of the balance in the Trust Account was held in cash as of November 30, 2016.

Note 10 - Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are filed for potential recognition or disclosure. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 3, 2017, Andina Acquisition Corp. II (the “Company”) received a notice from the Listing Qualifications Department of The Nasdaq Stock Market (“ Nasdaq ”) stating that the Company failed to hold an annual meeting of stockholders within 12 months after its fiscal year ended December 31, 2015, as required by Nasdaq Listing Rules 5620(a) and 5810(c)(2)(G). The Company submitted the plan to regain compliance pursuant to the procedures set forth in the Nasdaq Listing Rules on February 13, 2017. While the plan is pending, the Company's securities will continue to trade on Nasdaq.

F- 17

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February 2017.

ANDINA ACQUISITION CORP. II

By:
Julio A. Torres
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

	Chief Executive Officer (Principal	February 28, 2017
Julio A. Torres	Executive Officer) and Director

	Chief Financial Officer (Principal	February 28, 2017
Mauricio Orellana	Financial and Accounting Officer) and Director

	Director	February 28, 2017
B. Luke Weil

	Director	February 28, 2017
Matthew S. N. Kibble

	Director	February 28, 2017
Edward G. Navarro

47