Form 10-Q
period 2017-02-28
Andina Acquisition Corp. II
filed 2017-04-14
CIK 1652101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended February 28, 2017

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

(646) 565-3861

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [X]     No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [X]     No [  ]

As of April [14], 2017, 5,310,000 Ordinary Shares, par value $0.0001 per share, were issued and outstanding.

ANDINA ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANDINA ACQUISITION CORP. II

Condensed Balance Sheets

	February 28, 2017	November 30, 2016
	(Unaudited)
Assets
Current assets
Cash	$27,823	$63,789
Prepaid expenses	297,929	259,053
Other receivable	5,839	-
Total current assets	331,591	322,842
Cash and marketable securities held in Trust Account	40,611,976	40,651,426
Total assets	$40,943,567	$40,974,268

Liabilities and Shareholders’ Equity
Accrued expenses	$59,678	$2,166
Accounts payable	62,794	18,944
Total current liabilities	122,472	21,110

Commitments
Ordinary shares subject to possible conversion, $0.0001 par value, 3,528,131 and 3,537,686 shares at conversion value at February 28, 2017 and November 30, 2016, respectively	35,821,093	35,953,149

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at February 28, 2017 and November 30, 2016	-	-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized; 1,781,869 and 1,772,314 shares issued and outstanding at February 28, 2017 and November 30, 2016, respectively (excluding 3,528,131 and 3,537,686 shares subject to possible conversion at February 28, 2017 and November 30, 2016, respectively)	178	177
Additional paid-in capital	5,548,831	5,416,776
Accumulated deficit	(549,007)	(416,944)
Total shareholders’ equity	5,000,002	5,000,009
Total Liabilities and Shareholders’ Equity	$40,943,567	$40,974,268

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. II

Statements of Operations

(Unaudited)

	For The Three Months Ended
	February 28, 2017	February 29, 2016
General and administrative	$178,588	$189,657
Loss from operations	(178,588)	(189,657)
Interest income	46,525	67,527
Net loss	$(132,063)	$(122,130)

Weighted average shares outstanding, basic and diluted	1,772,420	1,732,527

Basic and diluted net loss per ordinary share	$(0.07)	$(0.07)

The accompanying notes are an integral part of these condensed financial statements.

ANDINA ACQUISITION CORP. II

Statement of Cash Flows

(Unaudited)

	For The Three Months Ended
	February 28, 2017	February 29, 2016
Cash Flows from Operating Activities
Net loss	$(132,063)	$(122,130)
Adjustments to reconcile net loss to net cash used in operation activities:
Interest earned on cash and marketable securities held in Trust Account	(46,523)	(67,518)
Changes in operating assets and liabilities:
Prepaid expenses	(38,876)	(332,589)
Other receivable	(5,839)	-
Accrued expenses	57,512	(207,184)
Accounts payable	43,850	(86,823)
Net cash used in operating activities	(121,939)	(816,244)

Cash Flows from Investing Activities
Principal deposited in Trust Account	-	(40,600,000)
Interest released from Trust Account	85,973	-
Net cash provided by (used in) investing activities	85,973	(40,600,000)

Cash Flows from Financing Activities
Proceeds from initial public offering, net of costs	-	38,699,151
Proceeds from private placement	-	3,100,000
Repayment of advance from related party	-	(139,172)
Net cash provided by financing activities	-	41,659,979

Net change in cash	(35,966)	243,735

Cash - beginning of the period	63,789	100
Cash - ending of the period	$27,823	$243,835

Supplemental disclosure of noncash investing and financing activities:
Reclassification of deferred offering costs to equity	$-	$454,149
Initial value of ordinary shares subject to possible conversion	$-	$36,313,487
Change in value of ordinary shares subject to possible conversion	$(132,056)	$(123,349)

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

All activity through February 28, 2017 relates to the Company’s formation, the initial public offering described below and the search for a Business Combination candidate. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

An aggregate amount of $40.6 million ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed in a United States-based trust account (“Trust Account”) at UBS maintained by Continental Stock Transfer & Trust Company, acting as trustee, and is invested in U.S. government treasury bills, until the earlier of: (i) the consummation of a Business Combination or (ii) the Company’s failure to consummate a Business Combination by June 1, 2017 (or September 1, 2017 if the Company has entered into a letter of intent, memorandum of understanding or definitive agreement with a target business for a Business Combination by June 1, 2017 and a Business Combination has not yet been consummated by such date). One of the Company’s Directors has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company and that have not executed a waiver agreement with the Company. However, such Director may not be able to satisfy those obligations should they arise.

The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective Business Combinations and continuing general and administrative expenses. In addition, (i) interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations and (ii) any remaining interest earned on the funds in the Trust Account may be released to the Company for its working capital requirements. With these exceptions, expenses incurred by the Company may be paid prior to a Business Combination only from the net proceeds of the Initial Public Offering and Private Placement not held in the Trust Account; provided, however, that in order to meet its working capital needs, the Company’s shareholders prior to the Initial Public Offering (the “Initial Shareholders”), officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of the Company’s Business Combination into additional Private Placement Units at a price of $10.00 per Private Placement Unit. If the Company does not complete a Business Combination, the loans would not be repaid.

ANDINA ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Pursuant to the Nasdaq Capital Markets listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account (excluding taxes payable) at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. The fair market value of the target will be determined by the Company’s board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The target business or businesses that the Company acquires may have a collective fair market value substantially in excess of 80% of the Trust Account balance. In order to consummate such a Business Combination, the Company may issue a significant amount of its debt or equity securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt or equity securities.

In connection with any proposed initial Business Combination, the Company will either (1) seek shareholder approval of such initial Business Combination at a meeting called for such purpose at which holders of the outstanding ordinary shares sold in the Initial Public Offering (“Public Shareholders”) may seek to convert such shares (“Public Shares”), regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable) or (2) provide Public Shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable). As of February 28, 2017, the amount in the Trust Account is $10.15 per Public Share (excluding interest in the amount of approximately $12,000 that may be released to the Company as described above).

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

The Company’s Amended and Restated Memorandum and Articles of Association currently provides that the Company will continue in existence only until June 1, 2017 (or September 1, 2017 if the Company has entered into a letter of intent, memorandum of understanding or definitive agreement with a target business for a Business Combination by June 1, 2017 and a Business Combination has not yet been consummated by such date). If the Company has not completed a Business Combination by such date, it will trigger the automatic liquidation of the Trust Account and the voluntary liquidation of the Company. In such event, holders of Public Shares will share ratably in the Trust Account, including any interest not previously released to the Company, and any net assets remaining available for distribution to them after payment of liabilities. The Representative and the holders of the insider shares (as defined in Note 5), private shares, and rights and warrants included in the Private Placement Units (the “private rights” and “private warrants” respectively) will not participate in any liquidation distribution with respect to their insider shares, private shares, private rights or private warrants.

ANDINA ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended February 28, 2017 are not necessarily indicative of the results that may be expected for the year ending November 30, 2017. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2016, filed with SEC on February 28, 2017.

Liquidity

As of February 28, 2017, the Company had approximately $28,000 in its operating bank account, approximately $12,000 of interest income held in the Trust Account available to be released to the Company.

Through February 28, 2017, the Company’s liquidity needs were satisfied through receipt of approximately $686,000 from the sale of the Units held outside of the Trust Account upon closing of the Initial Public Offering, $25,000 from the sale of the insider shares (as described in Note 6), advances from a director in an aggregate amount of $139,000, which was repaid on December 1, 2015 from the proceeds received upon closing of the Initial Public Offering, and interest released from the Trust Account for working capital purposes.

As indicated above, if needed to finance transaction costs in connection with searching for a target business or consummating an intended initial Business Combination, the Initial Shareholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of the Company’s initial Business Combination into additional Private Placement Units at a price of $10.00 per Unit (which, for example, would result in the holders being issued 57,142 Ordinary Shares if $500,000 of notes were so converted as the rights included in the Units would result in an additional 7,142 shares being issued, as well as 50,000 Warrants to purchase 25,000 Ordinary Shares). In February 2017, one of the Company’s directors and non-executive Chairman of the Board provided a commitment letter, which was later amended in April 2017, to loan the Company as needed up to an aggregate of $110,000 for working capital purposes. To date, the Company has not borrowed any amount under such commitment.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet the Company’s needs through the earlier of the consummation of a Business Combination or June 1, 2017 (or September 1, 2017 if the Company has entered into a letter of intent, memorandum of understanding or definitive agreement with a target business for a business combination by June 1, 2017 and a business combination has not yet been consummated by such date). The Company anticipates that its uses of cash until September 1, 2017 will be approximately $228,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a Business Combination.

ANDINA ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At February 28, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Cash and Marketable Securities Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of February 28, 2017, cash and cash equivalents held in the Trust Account consisted of approximately $40.6 million in United States Treasury Bills and approximately $630 in cash. At February 28, 2017, there was approximately $12,000 of interest income held in the Trust Account available to be released to the Company.

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

ANDINA ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Net Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of Ordinary Shares outstanding during the period. An aggregate of 3,528,131 and 3,558,519 Ordinary Shares subject to possible redemption for the three months ended February 28, 2017 and February 29, 2016, respectively, have been excluded from the calculation of basic loss per ordinary share since such Ordinary Shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of (i) warrants sold in the Public Offering and Private Placement to purchase 2,155,000 Ordinary Shares of the Company, (ii) rights to acquire 615,713 Ordinary Shares of the Company and (iii) 400,000 Ordinary Shares, warrants to purchase 200,000 Ordinary Shares and rights to acquire 57,142 Ordinary Shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the unit purchase option and warrants as well as the conversion of rights is contingent on the occurrence of future events.

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

Note 4 - Initial Public Offering

On December 1, 2015, the Company consummated the Initial Public Offering of 4,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating net proceeds of approximately $38.2 million, net of offering costs of approximately $1.8 million, inclusive of $454,000 of deferred offering costs incurred prior to the closing of the Initial Public Offering.

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

ANDINA ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Each Warrant entitles the holder to purchase one-half of one ordinary share at a price of $11.50 per full ordinary share commencing on the Company’s completion of its initial Business Combination, and expiring five years from the completion of the Company’s initial Business Combination. The Company will not issue fractional shares. As a result, investors must exercise Warrants in multiples of two Warrants, at a price of $11.50 per full share, subject to adjustment, to validly exercise the Warrants. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $24.00 per share for any 20 trading days within a 30-trading day period (“30-Day Trading Period”) ending on the third day prior to the date on which notice of redemption is given, provided there is a current registration statement in effect with respect to the ordinary shares underlying such Warrants commencing five business days prior to the 30-Day Trading Period and continuing each day thereafter until the date of redemption. If the Company redeems the Warrants as described above, management will have the option to require all holders that wish to exercise Warrants to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Warrants sold and issued in the Initial Public Offering the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. If a registration statement is not effective within 90 days following the consummation of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. In the event that a registration statement is not effective at the time of exercise or no exemption is available for a cashless exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. Additionally, in no event will the Company be required to net cash settle the Rights.

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

ANDINA ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Related Party Transactions

Prior to the closing of the Initial Public Offering, a director has advanced an aggregate of approximately $139,000 to cover expenses related to the Company’s formation and the Initial Public Offering. The Company repaid this amount on December 1, 2015 from the proceeds received upon closing of the Initial Public Offering. In February 2017, one of the Company’s directors and non-executive Chairman of the Board provided a commitment letter, which was later amended in April 2017, to loan the Company up to an aggregate of $110,000 for working capital purposes. To date, the Company has not borrowed any amount under such commitment.

The Company maintains its principal executive offices in office space provided to us at no cost by a third party affiliated with one of the Company’s directors.

The Company is also permitted to pay consulting fees to its officers, directors, shareholders or their affiliates for assisting us in consummating our initial business combination in an amount not to exceed an aggregate of $500,000.

Note 7 - Commitments and Contingencies

Underwriting Agreement

On November 24, 2015, the Company entered into an agreement with EBC (“Underwriting Agreement”), pursuant to which the Company paid an underwriting discount of $1.3 million. The Company has further engaged EBC to assist the Company with its initial Business Combination. Pursuant to this arrangement, the Company anticipates that EBC will assist the Company in holding meetings with shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee of $1,600,000 for such services upon the consummation of its initial Business Combination (exclusive of any applicable finders’ fees which might become payable); provided that up to 25% of the fee may be allocated at the Company’s sole discretion to one or more advisors that assist the Company in identifying and consummating an initial Business Combination. The Company will also reimburse EBC for up to $20,000 of its reasonable costs and expenses incurred by it (including reasonable fees and disbursements of counsel) in connection with the performance of its services pursuant to the agreement; provided, however, all expenses in excess of $5,000 in the aggregate shall be subject to prior written approval, which approval will not be unreasonably withheld.

ANDINA ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Unit Purchase Option

In November 2015, the Company sold to EBC and its designees for $100, unit purchase options to purchase an aggregate of 400,000 units (collectively, the “Unit Purchase Option”). The Unit Purchase Option is exercisable at $10.00 per unit, commencing on the later of the consummation of a Business Combination and November 24, 2016. The Unit Purchase Option expires on November 24, 2020. Since the option is not exercisable until the consummation of a Business Combination at the earliest, and the rights will result in the issuance of shares upon consummation of a Business Combination, the option will effectively represent the right to purchase an aggregate 457,142 ordinary shares (which includes the 57,142 ordinary shares issuable for the rights included in the units, as well as 400,000 warrants to purchase 200,000 ordinary shares for $11.50 per share). The Unit Purchase Option grants to the holders demand and “piggy back” registration rights for periods of five and seven years, respectively, from November 24, 2015 with respect to the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves.

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

Advisory Agreements

On October 8, 2015, the Company engaged B. Riley & Co. LLC (“B. Riley”) to provide certain advisory services in connection with the Company’s initial Business Combination in exchange for $250,000 in service fees, which were paid in December 2015 and is included in Prepaid Expenses in the accompanying Condensed Balance Sheets as B. Riley has not provided material services to date.

The Company has also signed agreements with individuals in the business community of their respective countries (the “Originators”) to supplement the efforts of the management team on its search of targets for a potential Business Combination. The agreements with the Originators are for a period of three to six months. In exchange for the services, the Company agreed to pay the Originators a finder’s fee of 0.75% of the transaction value, payable upon the completion of a Business Combination. The aggregated amount of the finders’ fee for the Financial Advisor and the Originators should be below 2.8% of the amount invested by the Company in the target company. To date, no fees have been incurred in connection with the agreements yet.

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

Nasdaq Listing

On January 3, 2017, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market stating that the Company failed to hold an annual meeting of stockholders within 12 months after its fiscal year ended December 31, 2015, as required by Nasdaq Listing Rules 5620(a) and 5810(c)(2)(G). The Company submitted a plan to regain compliance pursuant to the procedures set forth in the Nasdaq Listing Rules on February 13, 2017. On March 2, 2017, Nasdaq notified the Company that based on the Company’s plan, Nasdaq determined to grant the Company an extension until June 29, 2017 to regain compliance with the rules by holding an annual meeting of shareholders. If the Company does not hold an annual meeting by such date, the Company’s securities would be subject to delisting.

ANDINA ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 - Shareholder Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of February 28, 2017, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share.

As of February 28, 2017, after the consummation of the Initial Public Offering and the Private Placement, the Company has an aggregate of 5,310,000 ordinary shares outstanding, inclusive of 3,528,131 and 3,537,686 ordinary shares subject to possible conversion classified as temporary equity in the accompanying Balance Sheet as of February 28, 2017 and November 30, 2016, respectively.

Note 9 - Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

The following table presents information about the Company’s assets that are measured on a recurring basis as of February 28, 2017, and November 30, 2016 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active Markets
	(Level 1)
Description	February 28, 2017	November 30, 2016
Cash and marketable securities held in Trust Account	$40,611,976	40,651,426

Approximately $630 and $44,000 of the balance in the Trust Account was held in cash as of February 28, 2017 and November 30, 2016.

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

An aggregate amount of $40.6 million ($10.15 per Unit) from the net proceeds of the sale of the units in the initial public offering and the Private Placement Units was placed in a United States-based trust account (“Trust Account”) at UBS maintained by Continental Stock Transfer & Trust Company, acting as trustee, and is invested in U.S. government treasury bills, until the earlier of: (i) the consummation of a business combination or (ii) our failure to consummate a business combination by June 1, 2017 (or September 1, 2017 if we have entered into a letter of intent, memorandum of understanding or definitive agreement with a target business for a business combination by June 1, 2017 and a business combination has not yet been consummated by such date). B. Luke Weil has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered, contracted for or products sold to the Company and that did not execute a waiver agreement with us. However, he may not be able to satisfy those obligations should they arise.

Our management has broad discretion with respect to the specific application of the net proceeds of the offering and the private placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Critical Accounting Policy

Ordinary Shares Subject to Possible Conversion

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity .” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible conversion at the conversion value are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

For the three months ended February 28, 2017, we had net losses of approximately $132,000, which consisted of operating expenses of approximately $179,000 offset by interest income from our Trust Account of approximately $47,000.

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

Liquidity and Capital Resources

As of February 28, 2017, we had approximately $28,000 in our operating bank account, approximately $12,000 of interest income held in the Trust Account available to be released to us.

We presently have no revenue. Through February 28, 2017, our liquidity needs were satisfied through receipt of approximately $686,000 held outside of the Trust Account upon closing of the initial public offering, $25,000 from the sale of the insider shares, advances from B. Luke Weil in an aggregate amount of $139,000, which we repaid on December 1, 2015 from the proceeds received upon closing of the initial public offering, and interest released to us from the Trust Account for our working capital needs.

If needed to finance transaction costs in connection with searching for a target business or consummating an intended initial business combination, our initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional Private Placement Units at a price of $10.00 per unit (which, for example, would result in the holders being issued 57,142 Ordinary Shares if $500,000 of notes were so converted as the rights included in the units would result in an additional 7,142 shares being issued, as well as 50,000 Warrants to purchase 25,000 Ordinary Shares). In February 2017, one of our directors and non-executive Chairman of the Board provided a commitment letter, which was later amended in April 2017, to loan us up to an aggregate of $110,000 for working capital purposes. To date, we have not borrowed any amount under such commitment.

Based on the foregoing, our management believes that we will have sufficient working capital to meet our needs through the earlier of consummation of a business combination or June 1, 2017 (or September 1, 2017 if we have entered into a letter of intent, memorandum of understanding or definitive agreement with a target business for a business combination by June 1, 2017 and a business combination has not yet been consummated by such date). We anticipate that our uses of cash until September 1, 2017 will be approximately $228,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a Business Combination.

Related Party Transactions

Prior to the closing of our initial public offering, B. Luke Weil advanced to us an aggregate of approximately $139,000 to cover expenses related to our formation and the initial public offering, which we already paid on December 1, 2015 from the proceeds received upon closing of the initial public offering. In February 2017, one of our directors and non-executive Chairman of the Board provided a commitment letter, which was later amended in April 2017, to loan us up to an aggregate of $110,000 for working capital purposes. To date, we have not borrowed any amount under such commitment.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of February 28, 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of February 28, 2017, we were not subject to any market or interest rate risk. Following the consummation of the our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended February 28, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

In July 2015, the Company issued an aggregate of 1,150,000 ordinary shares to our initial shareholders for an aggregate purchase price of $25,000, or approximately $0.02 per share, in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

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

Date: April [14], 2017

