Form 10-Q
period 2017-05-31
Andina Acquisition Corp. II
filed 2017-07-17
CIK 1652101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended May 31, 2017

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

(646) 565-3861

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of July 17, 2017, 5,310,000 Ordinary Shares, par value $0.0001 per share, were issued and outstanding.

ANDINA ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANDINA ACQUISITION CORP. II

Condensed Balance Sheets

	May 31, 2017	November 30, 2016
	(Unaudited)
Assets
Current assets
Cash	$36,042	$63,789
Prepaid expenses	289,897	259,053
Other receivable	5,839	-
Total current assets	331,778	322,842
Cash and marketable securities held in Trust Account	40,624,425	40,651,426
Total assets	$40,956,203	$40,974,268

Liabilities and Shareholders’ Equity

Current liabilities:
Accrued expenses	$86,689	$2,166
Accounts payable	36,896	18,944
Convertible note payable - related party	30,000	-
Total current liabilities	153,585	21,110

Commitments
Ordinary shares subject to possible conversion, $0.0001 par value, 3,525,230 and 3,537,686 shares at conversion value at May 31, 2017 and November 30, 2016, respectively	35,802,611	35,953,149

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at May 31, 2017 and November 30, 2016	-	-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized; 1,784,770 and 1,772,314 shares issued and outstanding at May 31, 2017 and November 30, 2016, respectively (excluding 3,525,230 and 3,537,686 shares subject to possible conversion at May 31, 2017 and November 30, 2016, respectively)	178	177
Additional paid-in capital	5,567,313	5,416,776
Accumulated deficit	(567,484)	(416,944)
Total shareholders’ equity	5,000,007	5,000,009
Total Liabilities and Shareholders’ Equity	$40,956,203	$40,974,268

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDINA ACQUISITION CORP. II

Statements of Operations

(Unaudited)

	For The Three Months Ended May 31,		For The Six Months Ended May 31,
	2017	2016	2017	2016
General and administrative	$86,703	$124,418	$265,291	$314,075
Loss from operations	(86,703)	(124,418)	(265,291)	(314,075)
Interest income	68,226	34,195	114,751	101,722
Net loss	$(18,477)	$(90,223)	$(150,540)	$(212,353)

Weighted average shares outstanding, basic and diluted (1)	1,781,901	1,751,615	1,777,212	1,742,123

Basic and diluted net loss per ordinary share	(0.01)	(0.05)	(0.08)	(0.12)

(1) This number excludes 3,525,230 and 3,546,161 ordinary shares subject to possible conversion at May 31, 2017 and May 31, 2016, respectively.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDINA ACQUISITION CORP. II

Statement of Cash Flows

(Unaudited)

	For The Six Months Ended May 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(150,540)	$(212,353)
Adjustments to reconcile net loss to net cash used in operation activities:
Interest earned on cash and marketable securities held in Trust Account	(114,749)	(101,708)
Changes in operating assets and liabilities:
Prepaid expenses	(30,844)	(286,826)
Other receivable	(5,839)	-
Accrued expenses	84,523	(209,154)
Accounts payable	17,952	(109,344)
Net cash used in operating activities	(199,497)	(919,385)

Cash Flows from Investing Activities
Principal deposited in Trust Account	-	(40,600,000)
Interest released from Trust Account	141,750	-
Net cash provided by (used in) investing activities	141,750	(40,600,000)

Cash Flows from Financing Activities
Proceeds received under convertible note payable to related party	30,000	-
Proceeds from initial public offering, net of costs	-	38,699,151
Proceeds from private placement	-	3,100,000
Repayment of advance from related party	-	(139,172)
Net cash provided by financing activities	30,000	41,659,979

Net change in cash	(27,747)	140,594

Cash - beginning of the period	63,789	100
Cash - ending of the period	$36,042	$140,694

Supplemental disclosure of noncash investing and financing activities:
Reclassification of deferred offering costs to equity	$-	$454,149
Change in value of ordinary shares subject to possible conversion	$(150,538)	$36,099,915

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

All activity through May 31, 2017 relates to the Company’s formation, the initial public offering described below and the search for a Business Combination candidate. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 310,000 Units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, of which 265,000 Private Placement Units were sold to certain shareholders of the Company and their affiliates and designees, and 45,000 Private Placement Units were sold to EarlyBirdCapital, Inc. (“EBC”), the representative of the underwriters in the Initial Public Offering, generating gross proceeds of an aggregate of $3.1 million (Note 5).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

An aggregate amount of $40.6 million ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed in a United States-based trust account (“Trust Account”) at UBS maintained by Continental Stock Transfer & Trust Company, acting as trustee, and is invested in U.S. government treasury bills, until the earlier of: (i) the consummation of a Business Combination or (ii) the Company’s failure to consummate a Business Combination by September 1, 2017. One of the Company’s Directors has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company and that have not executed a waiver agreement with the Company. However, such Director may not be able to satisfy those obligations should they arise.

The remaining net proceeds (not held in the Trust Account) were used to pay for business, legal and accounting due diligence on prospective Business Combinations and continuing general and administrative expenses. In addition, (i) interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations and (ii) any remaining interest earned on the funds in the Trust Account may be released to the Company for its working capital requirements. With these exceptions, expenses incurred by the Company may be paid prior to a Business Combination only from the net proceeds of the Initial Public Offering and Private Placement not held in the Trust Account; provided, however, that in order to meet its working capital needs, the Company’s shareholders prior to the Initial Public Offering (the “Initial Shareholders”), officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of the Company’s Business Combination into additional Private Placement Units at a price of $10.00 per Private Placement Unit. If the Company does not complete a Business Combination, the loans would not be repaid.

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

ANDINA ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In connection with any proposed initial Business Combination, the Company will either (1) seek shareholder approval of such initial Business Combination at a meeting called for such purpose at which holders of the outstanding ordinary shares sold in the Initial Public Offering (“Public Shareholders”) may seek to convert such shares (“Public Shares”), regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable) or (2) provide Public Shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable). As of May 31, 2017, the amount in the Trust Account is $10.15 per Public Share (excluding interest in the amount of approximately $24,000 that may be released to the Company as described above).

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

The Company’s Amended and Restated Memorandum and Articles of Association currently provides that the Company will continue in existence only until September 1, 2017. If the Company has not completed a Business Combination by such date, it will trigger the automatic liquidation of the Trust Account and the voluntary liquidation of the Company. In such event, holders of Public Shares will share ratably in the Trust Account, including any interest not previously released to the Company, and any net assets remaining available for distribution to them after payment of liabilities. The Representative and the holders of the insider shares (as defined in Note 5), private shares, and rights and warrants included in the Private Placement Units (the “private rights” and “private warrants” respectively) will not participate in any liquidation distribution with respect to their insider shares, private shares, private rights or private warrants.

Note 2 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended May 31, 2017 are not necessarily indicative of the results that may be expected for the year ending November 30, 2017. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2016, filed with SEC on February 28, 2017.

Liquidity

As of May 31, 2017, the Company had approximately $36,000 in its operating bank account and approximately $24,000 of interest income held in the Trust Account available to be released to the Company.

Through May 31, 2017, the Company’s liquidity needs were satisfied through receipt of approximately $686,000 from the sale of the Units held outside of the Trust Account upon closing of the Initial Public Offering, $25,000 from the sale of the insider shares (as described in Note 6), advances from a director in an aggregate amount of $139,000, which was repaid on December 1, 2015 from the proceeds received upon closing of the Initial Public Offering, a promissory note for up to $100,000 from related party, of which the Company has borrowed $30,000 under the note, and interest released from the Trust Account for working capital purposes.

ANDINA ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Based on the foregoing, management believes that the Company will have sufficient working capital to meet the Company’s needs through the earlier of the consummation of a Business Combination or September 1, 2017. The Company anticipates that its uses of cash until September 1, 2017 will be approximately $71,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a Business Combination.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At May 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Cash and Marketable Securities Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of May 31, 2017, cash and cash equivalents held in the Trust Account consisted of approximately $40.6 million in United States Treasury Bills and approximately $695 in cash. At May 31, 2017, there was approximately $24,000 of interest income held in the Trust Account available to be released to the Company.

ANDINA ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Net Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of Ordinary Shares outstanding during the period. An aggregate of 3,525,230 and 3,546,161 Ordinary Shares subject to possible redemption at May 31, 2017 and 2016, respectively, have been excluded from the calculation of basic loss per ordinary share since such Ordinary Shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of (i) warrants sold in the Public Offering and Private Placement to purchase 2,155,000 Ordinary Shares of the Company, (ii) rights to acquire 615,713 Ordinary Shares of the Company and (iii) 400,000 Ordinary Shares, warrants to purchase 200,000 Ordinary Shares and rights to acquire 57,142 Ordinary Shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the unit purchase option and warrants as well as the conversion of rights is contingent on the occurrence of future events.

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

ANDINA ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 - Private Placement

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the Private Placement of 310,000 Private Placement Units, at $10.00 per Private Placement Unit for a total purchase price of $3.1 million. Of the Private Placement Units, 265,000 were purchased by Initial Shareholders and their affiliates and designees and 45,000 were purchased by EBC. The Private Placement Units are identical to the units sold in the Initial Public Offering except the warrants included in the Private Placement Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Additionally, because the warrants included in the Private Placement Units were issued in a private transaction, the holders and their transferees will be allowed to exercise such warrants for cash even if a registration statement covering the ordinary shares issuable upon exercise of such warrants is not effective and receive unregistered ordinary shares. Furthermore, the purchasers have agreed (A) to vote the private shares in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s proposed amended and restated memorandum and articles of association to be effected prior to the completion of the Initial Public Offering that would affect the substance or timing of the Company’s obligation to allow holders of Public Shares to exercise conversion rights with respect thereto as described herein unless the Company provides dissenting Public Shareholders with the opportunity to convert their Public Shares in connection with any such vote, (C) not to convert any private shares for cash from the Trust Account in connection with a shareholder vote to approve a proposed initial Business Combination (or to sell such shares to the Company in any tender offer the Company may engage in) or a vote to amend the provisions of the Company’s amended and restated memorandum and articles of association as described above and (D) that the private shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. The purchasers have also agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees) until the completion of an initial Business Combination.

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

The insider shares are identical to the ordinary shares included in the Units sold in the Initial Public Offering. However, the Initial Shareholders have agreed (subject to certain exceptions) (A) to vote their insider shares (as well as any public shares acquired in or after the Initial Public Offering) in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the amended and restated memorandum and articles of association with respect to pre-Business Combination activities prior to the consummation of such a Business Combination unless the Company provides dissenting public shareholders with the opportunity to convert their public shares into the right to receive cash from the trust account in connection with any such vote, (C) not to convert any insider shares (as well as any other shares acquired in or after the Initial Public Offering) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a proposed initial Business Combination (or sell any shares they hold to the Company in a tender offer in connection with a proposed initial Business Combination) or a vote to amend the provisions of the amended and restated memorandum and articles of association as described above and (D) that the insider shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. Additionally, the Initial Shareholders have agreed not to transfer, assign or sell any of the insider shares (except to certain permitted transferees) until (1) with respect to 50% of the insider shares, the earlier of one year after the date of the consummation of initial Business Combination and the date on which the closing price of ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after initial business combination and (2) with respect to the remaining 50% of the insider shares, one year after the date of the consummation of initial Business Combination, or earlier, in either case, if, subsequent to initial business combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of shareholders having the right to exchange their ordinary shares for cash, securities or other property.

ANDINA ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Related Party Transactions

Prior to the closing of the Initial Public Offering, a director advanced an aggregate of approximately $139,000 to cover expenses related to the Company’s formation and the Initial Public Offering. The Company repaid this amount on December 1, 2015 from the proceeds received upon closing of the Initial Public Offering. Following the commitment letter from one of the Company’s directors and non-executive Chairman of the Board to provide working capital to the Company, on April 28, 2017, the Company issued a $100,000 convertible promissory note to a related party.  The loan is unsecured, non-interest bearing and is payable upon consummation of a Business Combination. Upon consummation of a Business Combination, the principal balance of the note may be converted, at the holder’s option, to Private Placement Units at a price of $10.00 per Private Placement Unit. If the lender converts the entire principal balance of the convertible promissory note, he would receive 10,000 Private Placement Units. If a Business Combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account established in connection with the Initial Public Offering. As of May 31, 2017, the Company had borrowed $30,000 under such note.

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

ANDINA ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of May 31, 2017, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share.

As of May 31, 2017, after the consummation of the Initial Public Offering and the Private Placement, the Company has an aggregate of 5,310,000 ordinary shares outstanding, inclusive of 3,525,230 and 3,537,686 ordinary shares subject to possible conversion classified as temporary equity in the accompanying Balance Sheet as of May 31, 2017 and November 30, 2016, respectively.

Note 9 - Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

ANDINA ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table presents information about the Company’s assets that are measured on a recurring basis as of May 31, 2017, and November 30, 2016 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active Markets
	(Level 1)
Description	May 31, 2017	November 30, 2016
Cash and marketable securities held in Trust Account	$40,624,425	40,651,426

Approximately $695 and $44,000 of the balance in the Trust Account was held in cash as of May 31, 2017 and November 30, 2016.

Note 10 - Subsequent Events

On June 29, 2017, the Company held its annual meeting of stockholders as required by Nasdaq Listing Rules. Nasdaq subsequently notified the Company that, as a result, the Company had regained compliance with such listing rules.

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

An aggregate amount of $40.6 million ($10.15 per Unit) from the net proceeds of the sale of the units in the initial public offering and the Private Placement Units was placed in a United States-based trust account (“Trust Account”) at UBS maintained by Continental Stock Transfer & Trust Company, acting as trustee, and is invested in U.S. government treasury bills, until the earlier of: (i) the consummation of a business combination or (ii) our failure to consummate a business combination by September 1, 2017. B. Luke Weil has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered, contracted for or products sold to the Company and that did not execute a waiver agreement with us. However, he may not be able to satisfy those obligations should they arise.

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

For the three months ended May 31, 2017, we had net loss of approximately $18,000, which consisted of operating expenses of approximately $87,000 offset by interest income from our Trust Account of approximately $68,000.

For the three months ended May 31, 2016, we had net losses of approximately $90,000, which consisted of operating expenses of approximately $124,000 offset by interest income from our Trust Account of approximately $34,000.

For the six months ended May 31, 2017, we had net losses of approximately $151,000, which consisted of operating expenses of approximately $265,000 offset by interest income from our Trust Account of approximately $115,000.

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

Liquidity and Capital Resources

As of May 31, 2017, we had approximately $36,000 in our operating bank account and approximately $24,000 of interest income held in the Trust Account available to be released to us.

We presently have no revenue. Through May 31, 2017, our liquidity needs were satisfied through receipt of approximately $686,000 held outside of the Trust Account upon closing of the initial public offering, $25,000 from the sale of the insider shares, advances from B. Luke Weil in an aggregate amount of $139,000, which we repaid on December 1, 2015 from the proceeds received upon closing of the initial public offering, promissory note for up to $100,000 from related party, and interest released to us from the Trust Account for our working capital needs. As of May 31, 2017, we had borrowed $30,000 under such note.

If needed to finance transaction costs in connection with searching for a target business or consummating an intended initial business combination, our initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional Private Placement Units at a price of $10.00 per unit (which, for example, would result in the holders being issued 57,142 Ordinary Shares if $500,000 of notes were so converted as the rights included in the units would result in an additional 7,142 shares being issued, as well as 50,000 Warrants to purchase 25,000 Ordinary Shares). In February 2017, one of our directors and non-executive Chairman of the Board provided a commitment letter, which was later amended in April 2017, to loan us up to an aggregate of $110,000 for working capital purposes. Following the commitment letter, on April 28, 2017, we issued a $100,000 convertible promissory note to a related party. The loan is unsecured, non-interest bearing and is payable upon consummation of a Business Combination. Upon consummation of a Business Combination, the principal balance of the note may be converted, at the holder’s option, to Private Placement Units at a price of $10.00 per Private Placement Units.

Based on the foregoing, our management believes that we will have sufficient working capital to meet our needs through the earlier of consummation of a business combination or September 1, 2017. In May 2017, we announced that we had executed several letters of intent for a potential Business Combination. As a result, we now have until September 1, 2017 to consummate an initial Business Combination. We anticipate that our uses of cash until September 1, 2017 will be approximately $71,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a Business Combination.

Related Party Transactions

Prior to the closing of our initial public offering, B. Luke Weil advanced to us an aggregate of approximately $139,000 to cover expenses related to our formation and the initial public offering, which we already paid on December 1, 2015 from the proceeds received upon closing of the initial public offering. In February 2017, one of our directors and non-executive Chairman of the Board provided a commitment letter, which was later amended in April 2017, to loan us up to an aggregate of $110,000 for working capital purposes. Following the commitment letter, on April 28, 2017, we issued a $100,000 convertible promissory note to a related party. The loan is unsecured, non-interest bearing and is payable upon consummation of a Business Combination. Upon consummation of a Business Combination, the principal balance of the note may be converted, at the holder’s option, to Private Placement Units at a price of $10.00 per Private Placement Units. If the lender converts the entire principal balance of the convertible promissory note, he would receive 10,000 Private Placement Units. If a Business Combination is not consummated, the note will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available to it outside of our trust account established in connection with the Initial Public Offering. As of May 31, 2017, we had borrowed $30,000 under such note.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of May 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of May 31, 2017, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Date: July 17, 2017

