Form 10-Q
period 2017-08-31
Andina Acquisition Corp. II
filed 2017-10-16
CIK 1652101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended August 31, 2017

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

As of October 16, 2017, 4,877,231 Ordinary Shares, par value $0.0001 per share, were issued and outstanding.

ANDINA ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ANDINA ACQUISITION CORP. II

Condensed Balance Sheets

	August 31, 2017	November 30, 2016
	(Unaudited)
Assets
Current assets
Cash	$17,142	$63,789
Prepaid expenses	279,618	259,053
Other receivable	5,839	-
Total current assets	302,599	322,842
Cash and marketable securities held in Trust Account	40,607,272	40,651,426
Total assets	$40,909,871	$40,974,268

Liabilities and Shareholders’ Equity

Current liabilities:
Accrued expenses	$44,729	$2,166
Accounts payable	73,361	18,944
Notes payable - related parties	100,000	-
Total current liabilities	218,090	21,110

Commitments
Ordinary shares subject to possible conversion, $0.0001 par value, 3,515,801 and 3,537,686 shares at conversion value at August 31, 2017 and November 30, 2016, respectively	35,691,772	35,953,149

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at August 31, 2017 and November 30, 2016	-	-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized; 1,794,199 and 1,772,314 shares issued and outstanding at August 31, 2017 and November 30, 2016, respectively (excluding 3,515,801 and 3,537,686 shares subject to possible conversion at August 31, 2017 and November 30, 2016, respectively)	179	177
Additional paid-in capital	5,678,151	5,416,776
Accumulated deficit	(678,321)	(416,944)
Total shareholders’ equity	5,000,009	5,000,009
Total Liabilities and Shareholders’ Equity	$40,909,871	$40,974,268

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDINA ACQUISITION CORP. II

Statements of Operations

(Unaudited)

	For The Three Months Ended August 31,		For The Nine Months Ended August 31,
	2017	2016	2017	2016
General and administrative	$198,840	$113,654	$464,131	$427,730
Loss from operations	(198,840)	(113,654)	(464,131)	(427,730)
Interest income	88,003	32,327	202,754	134,050
Net income (loss)	$(110,837)	$(81,327)	$(261,377)	$(293,680)

Weighted average shares outstanding, basic and diluted (1)	1,784,872	1,763,851	1,779,784	1,749,392

Basic and diluted net loss per ordinary share	(0.06)	(0.05)	(0.15)	(0.17)

(1) This number excludes 3,515,801 and 3,545,137 ordinary shares subject to possible conversion at August 31, 2017 and August 31, 2016, respectively.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDINA ACQUISITION CORP. II

Statement of Cash Flows

(Unaudited)

	For The Nine Months Ended August 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(261,377)	$(293,680)
Adjustments to reconcile net loss to net cash used in operation activities:
Interest earned on cash and marketable securities held in Trust Account	(202,741)	(134,033)
Changes in operating assets and liabilities:
Prepaid expenses	(20,565)	(251,063)
Other receivable	(5,839)	(5,000)
Accrued expenses	42,563	10,000
Accounts payable	54,417	(71,468)
Net cash used in operating activities	(393,542)	(745,244)

Cash Flows from Investing Activities
Principal deposited in Trust Account	-	(40,600,000)
Interest released from Trust Account	246,895	102,995
Net cash provided by (used in) investing activities	246,895	(40,497,005)

Cash Flows from Financing Activities
Proceeds received under note payable to related parties	100,000	-
Proceeds from initial public offering, net of costs	-	38,699,151
Proceeds from private placement	-	3,100,000
Repayment of advance from related party	-	(139,172)
Payment of deferred offering costs included in accounts payable	-	(76,121)
Payment of deferred offering costs included in accrued expenses	-	(220,623)
Net cash provided by financing activities	100,000	41,363,235

Net change in cash	(46,647)	120,986

Cash - beginning of the period	63,789	100
Cash - ending of the period	$17,142	$121,086

Supplemental disclosure of noncash investing and financing activities:
Reclassification of deferred offering costs to equity	$-	$454,149
Initial value of ordinary shares subject to possible conversion	$-	$36,313,487
Change in value of ordinary shares subject to possible conversion	$(261,377)	$(294,899)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDINA ACQUISITION CORP. II

Notes to Condensed Financial Statements

August 31, 2017

(Unaudited)

Note 1 – Organization, Plan of Business Operations

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

All activity through August 31, 2017 relates to the Company’s formation, the initial public offering described below and the search for a Business Combination candidate. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

An aggregate amount of $40.6 million ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed in a United States-based trust account (“Trust Account”) at UBS maintained by Continental Stock Transfer & Trust Company, acting as trustee, and is invested in U.S. government treasury bills, until the earlier of: (i) the consummation of a Business Combination or (ii) the Company’s failure to consummate a Business Combination within the required time period set forth in the Company’s Amended and Restated Memorandum and Articles of Association (“Charter”). One of the Company’s Directors has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company and that have not executed a waiver agreement with the Company. However, such Director may not be able to satisfy those obligations should they arise.

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

August 31, 2017

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

In connection with any proposed initial Business Combination, the Company will either (1) seek shareholder approval of such initial Business Combination at a meeting called for such purpose at which holders of the outstanding ordinary shares sold in the Initial Public Offering (“Public Shareholders”) may seek to convert such shares (“Public Shares”), regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable) or (2) provide Public Shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable). As of August 31, 2017, the amount in the Trust Account is $10.15 per Public Share (excluding interest in the amount of approximately $7,300 that may be released to the Company as described above).

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

On August 30, 2017, the Company held an extraordinary general meeting of shareholders (the “August Meeting”). At the August Meeting, the shareholders approved each of the following items: (i) an amendment to the Charter to extend the date by which the Company has to consummate a Business Combination (“Liquidation Date”) from September 1, 2017 to November 1, 2017 and (ii) an amendment to the Charter to allow the holders of the Company’s ordinary shares issued in the Company’s Initial Public Offering to elect to convert their public shares into their pro rata portion of the funds held in the Trust Account (the “Extension”). Shareholders holding 432,769 Public Shares exercised their right to convert such shares into a pro rata portion of the Trust Account. As a result, an aggregate of approximately $4.4 million (or $10.15 per share) was removed from the Trust Account to pay such holders in September 2017.

ANDINA ACQUISITION CORP. II

Notes to Condensed Financial Statements

August 31, 2017

(Unaudited)

In connection with the Extension, certain of the Company’s shareholders prior to the Initial Public Offering agreed to loan the Company $0.03 for each Public Share that was not converted, or $107,017, for each month following the Extension. Accordingly, an aggregate of approximately $214,000 was loaned to the Company and deposited in the Trust Account in September 2017. The loans will not bear interest and will be repayable by the Company to the lenders upon consummation of an initial Business Combination. If an initial Business Combination is not consummated by the required time period, the loans will be forgiven.

If the Company has not completed a Business Combination by the Liquidation Date, it will trigger the automatic liquidation of the Trust Account and the voluntary liquidation of the Company. In such event, holders of Public Shares will share ratably in the Trust Account, including any interest not previously released to the Company, and any net assets remaining available for distribution to them after payment of liabilities. The Representative and the holders of the insider shares (as defined in Note 5), private shares, and rights and warrants included in the Private Placement Units (the “private rights” and “private warrants” respectively) will not participate in any liquidation distribution with respect to their insider shares, private shares, private rights or private warrants.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of August 31, 2017, the Company had approximately $17,100 in its operating bank account and approximately $7,300 of interest income held in the Trust Account available to be released to the Company.

Through August 31, 2017, the Company’s liquidity needs were satisfied through receipt of approximately $686,000 from the sale of the Units held outside of the Trust Account upon closing of the Initial Public Offering, $25,000 from the sale of the insider shares (as described in Note 6), advances from a director in an aggregate amount of $139,000, which was repaid on December 1, 2015 from the proceeds received upon closing of the Initial Public Offering, a promissory note for up to $100,000 from related party, which is currently outstanding, and interest released from the Trust Account for working capital purposes.

Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. Based on the foregoing, the Company may have insufficient funds available to operate its business through the earlier of consummation of a Business Combination or November 1, 2017. Following the initial Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. The Company’s plans to raise capital or to consummate the initial Business Combination may not be successful. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended August 31, 2017 are not necessarily indicative of the results that may be expected for the year ending November 30, 2017. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2016, filed with SEC on February 28, 2017.

ANDINA ACQUISITION CORP. II

Notes to Condensed Financial Statements

August 31, 2017

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At August 31, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Cash and Marketable Securities Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of August 31, 2017, cash and cash equivalents held in the Trust Account consisted of approximately $36.2 million in United States Treasury Bills and approximately $4.4 million in cash. At August 31, 2017, there was approximately $7,300 of interest income held in the Trust Account available to be released to the Company.

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

ANDINA ACQUISITION CORP. II

Notes to Condensed Financial Statements

August 31, 2017

(Unaudited)

Net Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of Ordinary Shares outstanding during the period. An aggregate of 3,515,801 and 3,545,137 Ordinary Shares subject to possible redemption at August 31, 2017 and 2016, respectively, have been excluded from the calculation of basic loss per ordinary share since such Ordinary Shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of (i) warrants sold in the Public Offering and Private Placement to purchase 2,155,000 Ordinary Shares of the Company, (ii) rights to acquire 615,713 Ordinary Shares of the Company and (iii) 400,000 Ordinary Shares, warrants to purchase 200,000 Ordinary Shares and rights to acquire 57,142 Ordinary Shares included in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the unit purchase option and warrants as well as the conversion of rights is contingent on the occurrence of future events.

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

August 31, 2017

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

August 31, 2017

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

Related Party Transactions

Prior to the closing of the Initial Public Offering, a director advanced an aggregate of approximately $139,000 to cover expenses related to the Company’s formation and the Initial Public Offering. The Company repaid this amount on December 1, 2015 from the proceeds received upon closing of the Initial Public Offering. Following the commitment letter from one of the Company’s directors and non-executive Chairman of the Board to provide working capital to the Company, on April 28, 2017, the Company issued a $100,000 convertible promissory note to a related party. The loan is unsecured, non-interest bearing and is payable upon consummation of a Business Combination. Upon consummation of a Business Combination, the principal balance of the note may be converted, at the holder’s option, to Private Placement Units at a price of $10.00 per Private Placement Unit. If the lender converts the entire principal balance of the convertible promissory note, he would receive 10,000 Private Placement Units. If a Business Combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account established in connection with the Initial Public Offering. As of August 31, 2017, the $100,000 convertible promissory note was outstanding.

Also, in connection with the Extension, certain of the Company’s shareholders prior to the Initial Public Offering agreed to loan the Company for $0.03 for each Public Share that was not converted, or approximately $107,017, for each month following the Extension. Accordingly, an amount of approximately $214,000 was loaned to the Company and deposited in the Trust Account in September 2017. The loans will not bear interest and will be repayable by the Company to the lenders upon consummation of an initial Business Combination. If an initial Business Combination is not consummated by the required time period, the loans will be forgiven.

The Company maintains its principal executive offices in office space provided to the Company at no cost by a third party affiliated with one of the Company’s directors.

The Company is also permitted to pay consulting fees to its officers, directors, shareholders or their affiliates for assisting us in consummating our initial Business Combination in an amount not to exceed an aggregate of $500,000.

ANDINA ACQUISITION CORP. II

Notes to Condensed Financial Statements

August 31, 2017

(Unaudited)

Note 7 - Commitments and Contingencies

Underwriting Agreement

On November 24, 2015, the Company entered into an agreement with EBC (“Underwriting Agreement”), pursuant to which the Company paid an underwriting discount of $1.3 million. The Company has further engaged EBC to assist the Company with its initial Business Combination. Pursuant to this arrangement, the Company anticipates that EBC will assist the Company in holding meetings with shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee of $1,600,000 for such services upon the consummation of its initial Business Combination (exclusive of any applicable finders’ fees which might become payable); provided that up to 25% of the fee may be allocated at the Company’s sole discretion to one or more advisors that assist the Company in identifying and consummating an initial Business Combination. The Company will also reimburse EBC for up to $20,000 of its reasonable costs and expenses incurred by it (including reasonable fees and disbursements of counsel) in connection with the performance of its services pursuant to the agreement; provided, however, all expenses in excess of $5,000 in the aggregate shall be subject to prior written approval, which approval will not be unreasonably withheld. The Company is not obligated to pay these fees if no business combination is consummated. These fees are an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of August 31, 2017.

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

Other Agreements

On October 8, 2015, the Company engaged B. Riley & Co. LLC (“B. Riley”) to provide certain advisory services in connection with the Company’s initial Business Combination in exchange for $250,000 in service fees, which were paid in December 2015 and is included in Prepaid Expenses in the accompanying Condensed Balance Sheets as B. Riley has not provided material services to date.

ANDINA ACQUISITION CORP. II

Notes to Condensed Financial Statements

August 31, 2017

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

In July 2017, the Company entered into a financial advisory and private placement agreement with an advisor in connection with a potential Business Combination. Pursuant to the agreement, the Company agreed to pay the advisor a cash fee of $200,000, plus placement agent fees, as well as issue the advisor warrants to purchase ordinary shares of the Company, if the Business Combination is consummated and a capital raise is closed. The fees and warrants are all payable upon the closing of the Business Combination. The Company is not obligated to pay these fees if no Business Combination is consummated. These fees are an unrecognized contingent liability, as closing of a potential Business Combination was not considered probable as of August 31, 2017.

In August 2017, the Company entered into an engagement letter to obtain legal advisory services in connection with a potential Business Combination, pursuant to which the legal agreed to defer all additional fee charges (“deferred charges”) after the certain retainer amount is used.  The Company is not obligated to pay deferred fees  if no Business Combination is consummated. As of August 31, 2017, no material services were provided yet. The deferred charges are an unrecognized contingent liability, as closing of a potential Business Combination was not considered probable as of August 31, 2017.

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

As of August 31, 2017, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share.

As of August 31, 2017, after the consummation of the Initial Public Offering and the Private Placement, the Company has an aggregate of 5,310,000 ordinary shares outstanding, inclusive of 3,515,801 and 3,537,686 ordinary shares subject to possible conversion classified as temporary equity in the accompanying Balance Sheet as of August 31, 2017 and November 30, 2016, respectively.

In connection with the Extension, shareholders holding 432,769 Public Shares exercised their right to convert such shares into a pro rata portion of the Trust Account. As a result, an aggregate of approximately $4.4 million (or $10.15 per share) was removed from the Trust Account to pay such holders in September 2017.

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

ANDINA ACQUISITION CORP. II

Notes to Condensed Financial Statements

August 31, 2017

(Unaudited)

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

The following table presents information about the Company’s assets that are measured on a recurring basis as of August 31, 2017, and November 30, 2016 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active Markets
	(Level 1)
Description	August 31, 2017	November 30, 2016
Cash and marketable securities held in Trust Account	$40,607,272	40,651,426

Approximately $4.4 million and $44,000 of the balance in the Trust Account was held in cash as of August 31, 2017 and November 30, 2016.

Note 10 - Subsequent Events

In September 2017, in connection with the Extension, the Company paid an aggregate of approximately $4.4 million (or $10.15 per share) out of the Trust Account to pay shareholders holding 432,769 Public Shares who exercised their right to convert such shares into a pro rata portion of the Trust Account.

In addition, certain of the Company’s shareholders prior to the Initial Public Offering agreed to loan the Company for $0.03 for each Public Share that was not converted, or $107,017, for each month following the Extension. Accordingly, an aggregate of approximately $214,000 was loaned to the Company and deposited in the Trust Account in September 2017. The loans will not bear interest and will be repayable by the Company to the lenders upon consummation of an initial Business Combination. If an initial Business Combination is not consummated by the required time period, the loans will be forgiven.

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

We consummated our initial public offering (“Initial Public Offering”) of 4,000,000 units at $10.00 per unit on December 1, 2015, generating gross proceeds of $40 million. Offering costs associated with the initial public offering was approximately $1.8 million, inclusive of $1.3 million of underwriting fees and approximately $454,000 of offering costs incurred prior to the closing of the initial public offering.

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

An aggregate amount of $40.6 million ($10.15 per Unit) from the net proceeds of the sale of the units in The Initial Public Offering and the Private Placement Units was placed in a United States-based trust account (“Trust Account”) at UBS maintained by Continental Stock Transfer & Trust Company, acting as trustee, and is invested in U.S. government treasury bills, until the earlier of: (i) the consummation of a business combination or (ii) our failure to consummate a business combination within the required time frame. B. Luke Weil has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered, contracted for or products sold to the Company and that did not execute a waiver agreement with us. However, he may not be able to satisfy those obligations should they arise.

On August 30, 2017, we held an extraordinary general meeting of shareholders (the “August Meeting”). At the August Meeting, the shareholders approved each of the following items: (i) an amendment to our Amended and Restated Memorandum and Articles of Association (the “Charter”) to extend the date by which we have to consummate a Business Combination (“Liquidation Date”) from September 1, 2017 to November 1, 2017 and (ii) an amendment to the Charter to allow the holders of our ordinary shares issued in our Initial Public Offering to elect to convert their public shares into their pro rata portion of the funds held in the Trust Account (the “Extension”). Shareholders holding 432,769 public shares exercised their right to convert such shares into a pro rata portion of the Trust Account. As a result, an aggregate of approximately $4.4 million (or $10.15 per share) was removed from the Trust Account to pay such holders in September 2017.

In connection with the Extension, certain of our shareholders prior to the Initial Public Offering agreed to loan us for $0.03 for each Public Share that was not converted, or $107,017, for each month following the Extension. Accordingly, an aggregate of approximately $214,000 was loaned to us and deposited in the Trust Account in September 2017. The loans will not bear interest and will be repayable by us to the lenders upon consummation of an initial Business Combination. If an initial Business Combination is not consummated by the required time period, the loans will be forgiven.

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

For the three months ended August 31, 2017, we had net loss of approximately $111,000, which consisted of operating expenses of approximately $199,000 offset by interest income from our Trust Account of approximately $88,000.

For the three months ended August 31, 2016, we had net losses of approximately $81,000, which consisted of operating expenses of approximately $114,000 offset by interest income from our Trust Account of approximately $32,000.

For the nine months ended August 31, 2017, we had net losses of approximately $261,000, which consisted of operating expenses of approximately $464,000 offset by interest income from our Trust Account of approximately $203,000.

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

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of August 31, 2017, we had approximately $17,100 in its operating bank account and approximately $7,300 of interest income held in the Trust Account available to be released to us.

Through August 31, 2017, our liquidity needs were satisfied through receipt of approximately $686,000 from the sale of the Units held outside of the Trust Account upon closing of the Initial Public Offering, $25,000 from the sale of the insider shares (as described in Note 6), advances from a director in an aggregate amount of $139,000, which was repaid on December 1, 2015 from the proceeds received upon closing of the Initial Public Offering, a convertible promissory note for up to $100,000 from related party, which is currently outstanding, and interest released from the Trust Account for working capital purposes.

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

Further, we have incurred and expects to continue to incur significant costs in pursuit of our acquisition plans. Based on the foregoing, we may have insufficient funds available to operate its business through the earlier of consummation of a Business Combination or November 1, 2017. Following the initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet its obligations. We cannot be certain that additional funding will be available on acceptable terms, or at all. Our plans to raise capital or to consummate the initial Business Combination may not be successful. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Related Party Transactions

Prior to the closing of our initial public offering, B. Luke Weil advanced to us an aggregate of approximately $139,000 to cover expenses related to our formation and the initial public offering, which we already paid on December 1, 2015 from the proceeds received upon closing of the initial public offering. In February 2017, one of our directors and non-executive Chairman of the Board provided a commitment letter, which was later amended in April 2017, to loan us up to an aggregate of $110,000 for working capital purposes. Following the commitment letter, on April 28, 2017, we issued a $100,000 convertible promissory note to a related party. The loan is unsecured, non-interest bearing and is payable upon consummation of a Business Combination. Upon consummation of a Business Combination, the principal balance of the note may be converted, at the holder’s option, to Private Placement Units at a price of $10.00 per Private Placement Units. If the lender converts the entire principal balance of the convertible promissory note, he would receive 10,000 Private Placement Units. If a Business Combination is not consummated, the note will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available to it outside of our trust account established in connection with the Initial Public Offering. As of August 31, 2017, the note was fully outstanding.

Also, in connection with the Extension, certain of our shareholders prior to the Initial Public Offering agreed to loan us for $0.03 for each Public Share that was not converted, or approximately $107,017, for each month following the Extension. Accordingly, an amount of approximately $214,000 was contributed to us and deposited in the Trust Account in September 2017. The contributions will not bear interest and will be repayable by us to the lenders upon consummation of an initial Business Combination. If an initial Business Combination is not consummated by the required time period, the loans will be forgiven.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of August 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of August 31, 2017, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

On August 30, 2017, we held an extraordinary general meeting of shareholders. At the meeting, the shareholders approved each of the following items: (i) an amendment to the Charter to extend the date by which the Company has to consummate a Business Combination (“Liquidation Date”) from September 1, 2017 to November 1, 2017 and (ii) an amendment to the Charter to allow the holders of the Company’s ordinary shares issued in the Company’s Initial Public Offering to elect to convert their public shares into their pro rata portion of the funds held in the Trust Account (the “Extension”). Shareholders holding 432,769 Public Shares exercised their right to convert such shares into a pro rata portion of the Trust Account. As a result, an aggregate of approximately $4.4 million (or $10.15 per share) was removed from the Trust Account to pay such holders in September 2017.

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

Date: October 16, 2017

