Form 10-K
period 2017-11-30
Andina Acquisition Corp. II
filed 2018-02-07
CIK 1652101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-37628

ANDINA ACQUISITION CORP. II

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	47-5245051
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

250 West 57th St, Suite 2223, New York, NY	10107
(Address of Principal Executive Offices)	(Zip Code)

(646) 565-3861

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Ordinary Shares, par value $0.0001 per share	The NASDAQ Stock Market LLC

Redeemable Warrants, each to purchase one half of one Ordinary Share	The NASDAQ Stock Market LLC

Rights, each exchangeable into one seventh of one Ordinary Share	The NASDAQ Stock Market LLC

Units, each consisting of one Ordinary Share, one Redeemable Warrant and one Right	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [  ]

As of May 31, 2017, the aggregate market value of the ordinary shares held by non-affiliates of the registrant was approximately $40,480,000 (based on the closing sales price of the ordinary shares on May 31, 2017 of $10.12).

As of February 7, 2018, there were 3,441,879 ordinary shares, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1. BUSINESS

Andina Acquisition Corp. II (the “Company” or “we”) is a blank check company formed on July 1, 2015 to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more businesses or entities. The Company’s efforts in identifying a prospective target businesses are not limited to a particular industry or geographic region of the world.

On December 1, 2015, we closed our initial public offering of 4,000,000 units at $10.00 per unit, generating gross proceeds of $40.0 million. Each unit consists of one ordinary share, par value $.0001 per share (“Ordinary Share”), one right (“Right”) to receive one-seventh of one Ordinary Share upon consummation of an initial business combination and one redeemable warrant (“Warrant”) entitling the holder to purchase one-half of one Ordinary Share at a price of $11.50 per full share commencing on the consummation of an initial business combination. Simultaneous with the consummation of the initial public offering, we consummated the private placement of 310,000 private Units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total proceeds of $3,100,000. The Private Placement Units were purchased by the Company’s shareholders prior to the initial public offering (the “initial shareholders”) and their affiliates and designees and EarlyBirdCapital, Inc., the representative of the underwriters in the initial public offering.

Following the consummation of the initial public offering, the underwriters notified the Company that they would not be exercising the over-allotment option. As a result, the initial shareholders had 150,000 ordinary shares held by them compulsorily repurchased by the Company for an aggregate purchase price of $0.01 so that they collectively owned 20.0% of the Company’s issued and outstanding ordinary shares after the initial public offering (not including the Ordinary Shares underlying the Private Placement Units (“Private Shares”)).The Company’s amended and restated memorandum and articles of association originally contemplated that the Company had until September 1, 2017 to complete an initial business combination. On August 30, 2017, the Company’s shareholders approved an extension of the time to complete a business combination to November 1, 2017 (“First Extension”). At the meeting to approve such extension, public shareholders holding 432,769 shares converted their shares for their pro rata share of the funds in the trust account aggregating approximately $4.4 million, leaving 3,567,231 public shares outstanding and approximately $36.4 million in the trust account. On October 31, 2017, the Company’s shareholders approved a second extension of time to complete a business combination to February 1, 2018 (“Second Extension”). At this second meeting, public shareholders holding 727,300 shares converted their shares for their pro rata share of the funds in the trust account aggregating approximately $7.4 million, leaving 2,839,931 public shares outstanding and approximately $29.2 million in the trust account. On January 31, 2018, the Company held an extraordinary general meeting of shareholders. At the meeting, the shareholders approved to extend the date by which the Company has to consummate a business combination to April 1, 2018 (“Third Extension”). Public shareholders holding 708,052 shares converted their shares for their pro rata share of the funds in the trust account aggregating approximately $7.3 million (or $10.30 per share), leaving 2,131,879 public shares outstanding and approximately $22 million in the trust account. The Company now has until April 1, 2018 to complete an initial business combination.

On October 27, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Andina II Holdco Corp., a Delaware corporation and wholly owned subsidiary of the Company (“Holdco”), Andina II Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Holdco (“Merger Sub”), Lazy Days’ R.V. Center, Inc., a Delaware corporation (“Lazydays”), and, solely for certain purposes set forth in the Merger Agreement, A. Lorne Weil, an individual (“Weil”). Lazydays operates recreational vehicle dealerships in Seffner, FL, Tucson, AZ and Loveland, Denver and Longmont, CO. Lazydays carries more than 2,500 new and pre-owned recreational vehicles, and also has over 300 service bays and two on-site campgrounds with over 700 recreational vehicle campsites. Lazydays welcomes over 500,000 visitors annually, and employs over 700 people in its facilities.

Pursuant to the Merger Agreement, (a) the Company will merge with and into Holdco, with Holdco surviving and becoming a new public company and (b) Merger Sub will merge with and into Lazydays, with Lazydays surviving and becoming a direct wholly owned subsidiary of Holdco.

The consummation of the transactions contemplated by the Merger Agreement are subject to the approval of the shareholders of the Company and Lazydays and the satisfaction or waiver of other customary closing conditions, as described in our Current Report on Form 8-K filed on October 30, 2017 (the “Merger Form 8-K”) and in the Merger Agreement.

The description of the Merger Agreement and the transactions contemplated thereby contained in the Merger Form 8-K is incorporated herein by reference.

Effecting a Business Combination

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. Our board of directors determined that this test was met in connection with the proposed business combination with Lazydays..

Business Combination Procedures

In connection with the proposed business combination with Lazydays, we will seek shareholder approval of such initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), subject to the limitations described herein. Notwithstanding the foregoing, as described below, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account in connection with a proposed business combination. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding ordinary shares voted are voted in favor of the business combination. Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of the proposed business combination with Lazydays and (2) not to convert any ordinary shares owned by them in connection with a shareholder vote to approve the proposed initial business combination with Lazydays.

Conversion Rights

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

We will also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. Once the shares are converted by the beneficial holder, and effectively repurchased by us under Cayman Island law, the transfer agent will then update our Register of Shareholders to reflect all conversions. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will further describe these delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. Under our amended and restated memorandum and articles of association, we are required to provide at least 5 days’ advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise conversion rights.

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

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion and subsequently decides prior to the vote on the business combination not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination by April 1, 2018 (or such later date as may be approved by our shareholders), it will trigger our automatic winding up, dissolution and liquidation pursuant to the terms of our amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation.

The amount in the trust account (less $284 representing the aggregate nominal par value of the shares of our public shareholders) under the Companies Law will be treated as share premium which is distributable under the Cayman Companies Law provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they come due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

Each of our initial shareholders has agreed to waive its rights to participate in any liquidation of our trust account or other assets with respect to the insider shares and private shares. There will be no distribution from the trust account with respect to our rights or warrants, which will expire worthless.

If we are unable to complete an initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share distribution from the trust account would be approximately $10.23 as of November 30, 2017.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public shareholders. Although we will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

B. Luke Weil, one of our directors and non-executive Chairman of the Board, has agreed that, if we liquidate the trust account prior to the consummation of a business combination, he will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure you that Mr. Weil will be able to satisfy those obligations if it is required to do so. Accordingly, the actual per-share distribution could be less than $10.23, plus interest, due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.23 per share.

Competition

If we succeed in effecting a business combination with Lazydays, there will be, in all likelihood, significant competition from its competitors. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively. Information regarding Lazydays’ competition will be set forth in the proxy statement for the meeting to be called to approve the business combination and in other future filings.

Prior to the completion of a business combination, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors.

Employees

We have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full time employees prior to the consummation of the business combination with Lazydays.

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

In addition to the risks and uncertainties set forth below, we face certain material risks and uncertainties related to the business combination with Lazydays. In addition, if we succeed in effecting the business combination, we will face additional and different risks and uncertainties related to the business of Lazydays. Such material risks will be set forth in the proxy statement that we will file with the SEC in connection with the meeting to be called to approve the business combination.

If we are unable to consummate a business combination, our public shareholders may be forced to wait until April 1, 2018 (or such later date as may be approved by our shareholders) before receiving liquidation distributions.

We have until April 1, 2018 (or such later date as may be approved by our shareholders) in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full-time period will public shareholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, you may be forced to sell your securities potentially at a loss.

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

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by shareholders may be less than $10.23.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the monies held in the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public shareholders. If we liquidate the trust account before the completion of a business combination, B. Luke Weil has agreed that he will be liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement. However, he may not be able to meet such obligation. Therefore, the per-share distribution from the trust account in such a situation may be less than $10.23, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, or if we otherwise enter compulsory or court supervised liquidation, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public shareholders at least $10.23.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated memorandum and articles of association provide that we will continue in existence only until April 1, 2018 (or such later date as may be approved by our shareholders) unless we complete an initial business combination by such date.

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

If we do not maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis” which would result in a fewer number of shares being issued to the holder then had such holder exercised the warrants for cash.

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

Our officers’ and directors’ personal and financial interests may have influenced their motivation in approving the proposed business combination with Lazydays.

Our officers and directors have waived their right to convert their insider shares, private shares or any other ordinary shares, or to receive distributions with respect to their insider shares or private shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, these securities will be worthless if we do not consummate our initial business combination. Their private rights, private warrants and any other rights or warrants they acquire will also be worthless if we do not consummate an initial business combination. In addition, our officers and directors may loan funds to us after our initial public offering and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. The personal and financial interests of our directors and officers may have influenced their motivation in approving the proposed business combination with Lazydays.

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

In connection with the meeting held to approve the initial business combination with Lazydays, we will offer each public shareholder the option to vote in favor of the proposed business combination and still seek conversion of his, her or its shares, which may make it more likely that we will consummate the business combination.

In connection with the meeting held to approve the initial business combination with Lazydays, we will offer each public shareholder (other than our initial shareholders subject to certain exceptions) the right to have his, her or its ordinary shares converted to cash (subject to the limitations described elsewhere herein) regardless of whether such shareholder votes for or against such proposed business combination. Furthermore, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares voted are voted in favor of the business combination. Accordingly, public shareholders owning shares sold in our initial public offering may exercise their conversion rights and we could still consummate the proposed business combination so long as a majority of shares voted at the meeting are voted in favor of the proposed business combination. This is different than other similarly structured blank check companies where shareholders are offered the right to convert their shares only when they vote against a proposed business combination. This is also different than other similarly structured blank check companies where there is a specific number of shares sold in the offering which must not exercise conversion rights for the company to complete a business combination. This threshold and the ability to seek conversion while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

In connection with the meeting held to approve an initial business combination, public shareholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group,” will be restricted from seeking conversion rights with respect to more than 20% of the shares sold in our initial public offering.

In connection with the meeting held to approve the initial business combination with Lazydays, we will offer each public shareholder (other than our initial shareholders subject to certain exceptions) the right to have his, her, or its ordinary shares converted into cash. Notwithstanding the foregoing, a public shareholder, together with any of its affiliates or any other person with whom it is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 20% of the shares sold in our initial public offering. Accordingly, if you hold more than 20% of the shares sold in our initial public offering and a proposed business combination is approved, you will not be able to seek conversion rights with respect to the full amount of your shares and may be forced to hold such shares following the business combination over 20% or sell them in the open market. We cannot assure you that the value of such shares will appreciate over time following a business combination or that the market price of our ordinary shares will exceed the per-share conversion price.

In connection with the shareholder meeting called to approve our proposed initial business combination, we will require shareholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with the shareholder meeting called to approve our proposed initial business combination, each public shareholder will have the right, regardless of whether it is voting for or against such proposed business combination, to demand that we convert its shares into a share of the trust account. Such conversion will be effectuated under Cayman Islands law as a repurchase of the shares, with the repurchase price to be paid being the applicable pro-rata portion of the monies held in the trust account. We will require public shareholders who wish to convert their shares in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the shareholder meeting relating to such business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical share certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

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

If our proposed business combination is not consummated, we will promptly return any certificates to the tendering public shareholders who sought conversion of such shares. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares may decline during this time and you may not be able to sell your securities when you wish to, even while other shareholders that did not seek conversion may be able to sell their securities.

Our initial shareholders control a substantial interest in us and thus may influence certain actions requiring a shareholder vote.

Our initial shareholders collectively own approximately 38.1% of our issued and outstanding ordinary shares. In connection with any vote for a proposed business combination, all of our initial shareholders, as well as all of our officers and directors, have agreed to vote the ordinary shares owned by them immediately before our initial public offering as well as any ordinary shares acquired in our initial public offering or in the aftermarket in favor of such proposed business combination.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election at any given shareholder meeting and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the consummation of a business combination.

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

EarlyBirdCapital may have had a conflict of interest in rendering services to us in connection with our initial business combination.

We have engaged EarlyBirdCapital to assist us in connection with our initial business combination. We will pay EarlyBirdCapital a cash fee of $1,600,000 for such services upon the consummation of our initial business combination. This financial interest may have resulted in EarlyBirdCapital having a conflict of interest when providing the services to us in connection with our initial business combination with Lazydays.

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

We did not seek an opinion from an unaffiliated third party as to the fair market value of Lazydays or that the price we are paying for Lazydays is fair to our shareholders from a financial point of view.

We were not required to, and did not, obtain an opinion from an unaffiliated third party that Lazydays has a fair market value in excess of at least 80% of the balance of the trust account. We were also not required to, and did not, obtain an opinion from an unaffiliated third party indicating that the price we are paying is fair to our shareholders from a financial point of view. Accordingly, our shareholders will be relying on the judgment of our board of directors, whose collective experience in business evaluations for blank check companies like ours is not significant. Furthermore, our directors may have had a conflict of interest in analyzing the transaction due to their personal and financial interests.

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

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, and or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere. There is recent Privy Council authority (which is binding on the Cayman Islands Court) in the context of a reorganization plan approved by the New York Bankruptcy Court which suggests that due to the universal nature of bankruptcy/insolvency proceedings, foreign money judgments obtained in foreign bankruptcy/insolvency proceedings may be enforced without applying the principles outlined above. However, a more recent English Supreme Court authority (which is highly persuasive but not binding on the Cayman Islands Court), has expressly rejected that approach in the context of a default judgment obtained in an adversary proceeding brought in the New York Bankruptcy Court by the receivers of the bankruptcy debtor against a third party, and which would not have been enforceable upon the application of the traditional common law principles summarized above and held that foreign money judgments obtained in bankruptcy/insolvency proceedings should be enforced by applying the principles set out above, and not by the simple exercise of the Courts’ discretion. Those cases have now been considered by the Cayman Islands Court. The Cayman Islands Court was not asked to consider the specific question of whether a judgment of a bankruptcy court in an adversary proceeding would be enforceable in the Cayman Islands, but it did endorse the need for active assistance of overseas bankruptcy proceedings. We understand that the Cayman Islands Court’s decision in that case has been appealed and it remains the case that the law regarding the enforcement of bankruptcy/insolvency related judgments is still in a state of uncertainty.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period exceeds $1 billion or our total revenue exceeds $1.07 billion, or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our consolidated financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

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

	Units		Ordinary Shares		Rights		Warrants
	High	Low	High	Low	High	Low	High	Low
2016-2017:
Fourth Quarter	12.00	10.20	10.40	9.51	1.29	0.4499	1.24	0.249
Third Quarter	11.13	10.60	10.16	9.64	0.54	0.36	0.32	0.15
Second Quarter	11.00	10.50	10.17	10.00	0.67	0.42	0.39	0.20
First Quarter	11.10	10.49	10.35	9.93	0.65	0.33	0.39	0.20

2015-2016:
Fourth Quarter	10.50	10.27	9.95	9.81	0.80	0.23	0.25	0.12
Third Quarter	10.70	10.06	10.05	9.67	0.43	0.1601	0.18	0.08
Second Quarter	11.00	9.84	9.78	9.53	0.26	0.16	0.15	0.1001
First Quarter	10.66	9.7999	9.65	9.40	0.30	0.22	0.16	0.10

2014-2015:
Fourth Quarter	9.97	9.90	N/A	N/A	N/A	N/A	N/A	N/A

Holders

As of January [_], 2018, there were 15 holders of record of our units, 18 holders of record of our ordinary shares, 1 holder of record of our rights and 1 holder of record of our warrants. We believe we have in excess of 300 beneficial holders of our securities.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time and any restrictions on payment of dividends pursuant to our outstanding securities. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Initial Public Offering - Use of Proceeds

On December 1, 2015, we closed our initial public offering of 4,000,000 units at $10.00 per unit, generating gross proceeds of $40.0 million. Each unit consisting of one Ordinary Share, one Right to automatically receive one-seventh of one Ordinary Share upon consummation of an initial business combination and one Warrant entitling the holder to purchase one-half of one Ordinary Share at a price of $11.50 per full share commencing on the consummation of an initial business combination. Simultaneous with the consummation of the initial public offering, we consummated the private placement of 310,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating total proceeds of $3.1 million. Of the Private Placement Units, 265,000 were sold to the initial shareholders and their affiliates and designees and 45,000 were sold to EarlyBirdCapital, Inc., the representative of the underwriters in the initial public offering.

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

We paid a total of $1.3 million in underwriting discounts and commissions and approximately $454,000 for other costs and expenses related to the offering and the over-allotment option. An aggregate of $40.6 million ($10.15 per unit) from the net proceeds of the sale of the units in the initial public offering and the private placement was deposited into the trust account, and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

Generally, except as otherwise described herein, the proceeds held in the trust account will not be released to us until the earlier of the completion of an initial business combination and our liquidation upon our failure to consummate a business combination within the required time period.

Subject to the foregoing, our management has broad discretion with respect to the specific application of the net proceeds of the offering and the private placement of Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating our initial business combination with Lazydays.

Purchases of Equity Securities by Issuer and Affiliates

On October 31, 2017, the Company’s shareholders approved a second extension of time to complete a business combination to February 1, 2018. At this second meeting, public shareholders holding 727,300 shares sought conversion. Such shares were technically repurchased under Cayman Islands law for an aggregate of $7,425,733 (or $10.21 per share).

Other than as set forth above, no purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended November 30, 2017.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

References in this report to “we,” “us” or the “Company” refer to Andina Acquisition Corp II. References to our “management” or our “management team” refers to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to Andina Acquisition Corp II, except where the context requires otherwise. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company in the development stage, formed on July 1, 2015 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. Our efforts to identify a prospective target business are not limited to a particular industry or geographic region.

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

On August 30, 2017, we held an extraordinary general meeting of shareholders (the “August Meeting”). At the August Meeting, the shareholders approved each of the following items: (i) an amendment to our Amended and Restated Memorandum and Articles of Association (the “Charter”) to extend the date by which we have to consummate a Business Combination (“Liquidation Date”) from September 1, 2017 to November 1, 2017 and (ii) an amendment to the Charter to allow the holders of our ordinary shares issued in the Company’s Initial Public Offering to elect to convert their public shares into their pro rata portion of the funds held in the Trust Account (the “First Extension”). Shareholders holding 432,769 Public Shares exercised their right to convert such shares into a pro rata portion of the Trust Account. As a result, an aggregate of approximately $4.4 million (or $10.15 per share) was removed from the Trust Account to pay such holders in September 2017. In connection with the First Extension, certain of our shareholders prior to the Initial Public Offering agreed to loan us $0.03 for each Public Share that was not converted, or $107,017, for each month following the First Extension. The loans will not bear interest and will be repayable by us to the lenders upon consummation of an initial Business Combination. If an initial Business Combination is not consummated by the required time period, the loans will be forgiven.

On October 31, 2017, we held another extraordinary general meeting of shareholders (the “October Meeting”). At the October Meeting Accordingly, an aggregate of approximately $85,198 was contributed to us and deposited in the Trust Account for each month through February 1, 2018 , the shareholders approved an amendment to our Charter to extend the date by which we have to consummate a Business Combination (the “Second Extension”) to February 1, 2018. At the October Meeting, shareholders holding 727,300 Public Shares exercised their right to convert such shares into a pro rata portion of the funds in the Trust Account. As a result, an aggregate of approximately $7.4 million (or approximately $10.21 per share) was removed from the Trust Account in November 2017 to pay such shareholders. In connection with the Second Extension, certain of our shareholders prior to the Initial Public Offering agreed to contribute to us as a loan $0.03 for each public share that was not converted for each month of the Extension that is utilized. . The contributions will not bear interest and will be repayable by us to the lenders upon consummation of an initial Business Combination. If an initial Business Combination is not consummated by the required time period, the loans will be forgiven.

On January 31, 2018, we held another extraordinary general meeting of shareholders. At the meeting, shareholders agreed to extend the date by which we have to consummate a Business Combination (the “Third Extension”) to April 1, 2018. Under Cayman Islands law, all amendments to the Charter took effect upon approval. Accordingly, we now have until April 1, 2018 to consummate our initial Business Combination. At the meeting, shareholders holding 708,052 Public Shares exercised their right to convert such shares into a pro rata portion of the funds in the Trust Account for an aggregate amount of approximately $7.3 million (or approximately $10.30 per share).

During the year ended November 30, 2017, we received an aggregate of $100,000 and $536,732 from certain shareholders under convertible notes and non-convertible notes, of which an aggregate of approximately $384,400 was deposited to the Trust Account in connection with the First and Second Extension. The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination.

Our management has broad discretion with respect to the specific application of the net proceeds of the offering and the private placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

On October 27, 2017, the Company entered into the Merger Agreement by and among the Company, Holdco, Merger Sub, Lazydays and Weil. Lazydays operates recreational vehicle dealerships in Seffner, FL, Tucson, AZ and Loveland, Denver and Longmont, CO. Lazydays carries more than 2,500 new and pre-owned recreational vehicles, and also has over 300 service bays and two on-site campgrounds with over 700 recreational vehicle campsites. Lazydays welcomes over 500,000 visitors annually, and employs over 700 people in its facilities.

Pursuant to the Merger Agreement, (a) the Company will merge with and into Holdco, with Holdco surviving and becoming a new public company and (b) Merger Sub will merge with and into Lazydays, with Lazydays surviving and becoming a direct wholly owned subsidiary of Holdco.

The consummation of the transactions contemplated by the Merger Agreement are subject to the approval of the shareholders of the Company and Lazydays and the satisfaction or waiver of other customary closing conditions.

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

For the year ended November 30, 2017, we had net losses of approximately $722,000, which consisted of operating expenses of approximately $1 million offset by interest income from our Trust Account of approximately $279,000.

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

Liquidity and Capital Resources

As of November 30, 2017, we had approximately $31,000 in our operating bank account, approximately $135,000 of interest income held in the Trust Account available to be released to us, and a working capital deficit of approximately $782,000.

We presently have no revenue. Our net losses of approximately $722,000 for the year ended November 30, 2017, and consist primarily of professional fees, and costs related to our search for a business combination. Through November 30, 2017, our liquidity needs were satisfied through receipt of approximately $686,000 held outside of the Trust Account from the sale of the units upon closing of the initial public offering, $25,000 from the sale of the insider shares, advances from B. Luke Weil in an aggregate amount of $139,000, which we repaid on December 1, 2015 from the proceeds received upon closing of the initial public offering, promissory notes for up to approximately $661,500 from related parties, of which an aggregate of $636,700 was received. During the year ended November 30, 2017 and 2016, we received an aggregate of approximately $302,000 and $103,000 from interest released from the Trust Account for working capital purposes.

Subsequent to November 30, 2017, we issued an aggregate of $99,666 in promissory notes to related parties for working capital purposes. These notes are unsecured and non-interest bearing and are due upon consummation of a Business Combination. In January 2018, one of our non-executive Chairman provided a commitment letter to fund us up to $350,000 for working capital purposes. If we do not consummate a Business Combination, the loan will be forgiven except to the extent that we have funds available to us outside of the Trust Account. We have not borrowed any amount under the commitment letter.

If needed to finance transaction costs in connection with consummating our business combination with Lazydays, our initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional Private Placement Units at a price of $10.00 per unit (which, for example, would result in the holders being issued 57,142 Ordinary Shares if $500,000 of notes were so converted as the rights included in the units would result in an additional 7,142 shares being issued, as well as 50,000 Warrants to purchase 25,000 Ordinary Shares).

Based on the foregoing, we believe that we have sufficient funds available to operate our business through the earlier of consummation of a Business Combination or April 1, 2018 (or such later date as may be approved by shareholders at a meeting called for such purpose). Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business, and structuring, negotiating and consummating the Business Combination.

Related Party Transactions

Convertible Notes

Following the commitment letter from one of our directors and non-executive Chairman of the Board to provide working capital to us, on April 28, 2017, we issued a $100,000 convertible promissory note to such non-executive Chairman. The loan is unsecured, non-interest bearing and is payable upon consummation of a Business Combination. Upon consummation of a Business Combination, the principal balance of the note may be converted, at the holder’s option, to Private Placement Units at a price of $10.00 per Private Placement Unit. If the lender converts the entire principal balance of the convertible promissory note, he would receive 10,000 Private Placement Units. If a Business Combination is not consummated, the note will not be repaid by us and all amounts owed thereunder by us will be forgiven except to the extent that we have funds available to it outside of its Trust Account established in connection with the Initial Public Offering. As of November 30, 2017, the $100,000 convertible promissory note was outstanding.

Notes Payable

Prior to the closing of the Initial Public Offering, a director advanced an aggregate of approximately $139,000 to cover expenses related to our formation and the Initial Public Offering. We repaid this amount on December 1, 2015 from the proceeds received upon closing of the Initial Public Offering.

During the year ended November 30, 2017, we issued an aggregate of approximately $561,500 in promissory notes to related parties. Of these, we received an aggregate of $536,732 from certain shareholders under promissory notes, of which an aggregate of approximately $384,400 was deposited to the Trust Account in connection with the First and Second Extension as of November 30, 2017. The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination.

Subsequent to November 30, 2017, we issued an aggregate of $99,666 in promissory notes to related parties for working capital purposes. These notes are unsecured and non-interest bearing and are due upon consummation of a Business Combination.

In January 2018, one of our non-executive Chairman provided a commitment letter to fund us up to $350,000 for working capital purposes. If we do not consummate a Business Combination, the loan will be forgiven except to the extent that we have funds available to us outside of the Trust Account. We have not borrowed any amount under the commitment letter.

Others

We maintain our principal executive offices in office space provided to us at no cost by a third party affiliated with B. Luke Weil, one of our directors and our non-executive chairman.

If we consummate the Merger Agreement with Lazydays, we have agreed to pay Hydra Management LLC, an affiliate of A. Lorne Weil, an initial shareholder and father of B. Luke Weil, $450,000 as compensation for advisory services rendered to us in connection with the business combination.

If financing is needed to finance transaction costs in connection with consummating our initial business combination with Lazydays, our initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional private placement units at a price of $10.00 per unit (which, for example, would result in the holders being issued 57,142 ordinary shares if $500,000 of notes were so converted as the rights included in the units would result in an additional 7,142 shares being issued, as well as 50,000 warrants to purchase 25,000 ordinary shares). We believe the purchase price of these units will approximate the fair value of such units when issued. However, if it is determined, at the time of issuance, that the fair value of such units exceeds the purchase price, we would record compensation expense for the excess of the fair value of the units on the day of issuance over the purchase price in accordance with Accounting Standards Codification (“ASC”) 718 - Compensation - Stock Compensation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of November 30, 2017.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our consolidated financial statements may not be comparable to companies that comply with public company effective dates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of November 30, 2017, we were not subject to any market or interest rate risk. Following the consummation of the initial public offering, the net proceeds of our initial public offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended November 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Our management’s assessment of the effectiveness of our internal control system as of November 30, 2016 was based on the framework for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on this assessment, our principal executive, principal financial and principal accounting officer has concluded that our internal control over financial reporting was effective as of November 30, 2017.

This Form 10-K does not include an attestation report of internal controls from our registered public accounting firm due to our status as an emerging growth company under the JOBS Act and as a smaller reporting company.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Julio A. Torres	50	Chief Executive Officer and Director
Mauricio Orellana	52	Chief Financial Officer and Director
Eric Carrera	28	Senior Vice President
Marjorie Hernandez	38	Secretary and Treasurer
B. Luke Weil	38	Director (Non-Executive Chairman)
Matthew S. N. Kibble	38	Director
Edward G. Navarro	63	Director

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

B. Luke Weil served as our Chief Executive Officer from our inception until August 2015, has served as a member of our Board of Directors since our inception and has served as Non-Executive Chairman of the Board since February 2016. In October 2014, he founded the Long Island Marine Purification Initiative, a non-profit foundation established to improve the water quality on Long Island, New York, and has served as its Chairman since such time. In November 2012, he also co-founded Rios Nete, a clinic in the upper amazon region of Peru. From 2008 to 2013, Mr. Weil was Vice President, International Business Development - Latin America for Scientific Games Corporation, a supplier of technology-based products, systems and services to gaming markets worldwide. From January 2013 until its merger in December 2013, Mr. Weil served as Chief Executive Officer of Andina 1 and previously served as a member of its board from September 2011 until March 2012. From 2006 to 2008, Mr. Weil attended Columbia Business School. From January 2004 to January 2006, Mr. Weil served as an associate of Business Strategies & Insight, a public affairs and business consulting firm. In January 2007, Mr. Weil pleaded guilty to two counts of misdemeanor assault in connection with physical altercations that took place in 2004 and 2006. From June 2002 to December 2004, Mr. Weil served as an analyst at Bear Stearns. From September 1998 to May 2002, Mr. Weil attended Brown University. Mr. Weil received a B.A. from Brown University and an M.B.A. from Columbia Business School.

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

It is anticipated that Mr. Weil will remain a director of Holdco following consummation of our business combination with Lazydays. Any compensation paid to him as a director will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of November 30, 2017, by:

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class

Julio A. Torres	46,798		1.1%
Mauricio Orellana	91,473		2.2%
Eric Carrera	13,600	(2)	*
Marjorie Hernandez	74,438		1.8%
B. Luke Weil	501,890	(3)	12.1%
Matthew S. N. Kibble	28,500		*
Edward G. Navarro	7,000		*
Barry Rubenstein(4)	338,701	(5)	8.2%
Marilyn Rubenstein(4)	338,701	(6)	8.2%

River North Capital Management, LLC(7)	597,882		14.4%
All directors and executive officers as a group (seven individuals)	763,699		18.4%

*Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Andina Acquisition Corp. II, 250 West 57th Street, Suite 2223, New York, New York 10107.

(2)	These shares will vest in full upon consummation of our initial business combination provided he is still affiliated with us at such time.

(3)	Includes an aggregate of 63,000 ordinary shares held by two limited liability companies that Mr. Weil Controls. Does not include the ordinary shares he may receive in the event that Eric Carrera’s shares do not vest as described in footnote 3 above.

(4)	The business address of Barry Rubenstein and Marilyn Rubenstein is 68 Wheatley Road, Brookville, New York 11545. Information derived from a Schedule 13G filed on December 7, 2015.

(5)	Represents ordinary shares held by Woodland Partners, Woodland Venture Fund and Seneca Ventures. Barry Rubenstein is a general partner of Woodland Partners, Woodland Venture Fund and Seneca Ventures, and an officer and director of Woodland Services Corp. Mr. Rubenstein is the husband of Marilyn Rubenstein.

(6)	Represents ordinary shares held by Woodland Partners, Woodland Venture Fund and Seneca Ventures. Marilyn Rubenstein is a general partner of Woodland Partners and an officer of Woodland Services Corp. Marilyn Rubenstein is the wife of Barry Rubenstein.

(7)	The business address of RiverNorth Capital Management, LLC is 325 N. LaSalle Street, Suite 645, Chicago, IL 60654. Information derived from a Schedule 13G filed on September 11, 2017. Shares listed post-business combination assumes the holder has not sought redemption of any of the public shares it holds.

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

Equity Compensation Plans

As of November 30, 2017, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

Convertible Notes

Following the commitment letter from one of the Company’s directors and non-executive Chairman of the Board to provide working capital to the Company, on April 28, 2017, the Company issued a $100,000 convertible promissory note to a related party. The loan is unsecured, non-interest bearing and is payable upon consummation of a Business Combination. Upon consummation of a Business Combination, the principal balance of the note may be converted, at the holder’s option, to Private Placement Units at a price of $10.00 per Private Placement Unit. If the lender converts the entire principal balance of the convertible promissory note, he would receive 10,000 Private Placement Units. If a Business Combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account established in connection with the Initial Public Offering. As of November 30, 2017, the $100,000 convertible promissory note was outstanding.

Notes Payable

Prior to the closing of the Initial Public Offering, a director advanced an aggregate of approximately $139,000 to cover expenses related to the Company’s formation and the Initial Public Offering. The Company repaid this amount on December 1, 2015 from the proceeds received upon closing of the Initial Public Offering.

During the year ended November 30, 2017, the Company issued an aggregate of approximately $561,500 in promissory notes to related parties. Of these, the Company received an aggregate of $536,732 from certain shareholders under promissory notes, of which an aggregate of approximately $384,400 was deposited to the Trust Account in connection with the First and Second Extension as of November 30, 2017. The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination.

Office Space

We maintain our principal executive offices at office space provided at no cost by a third party affiliated with one of our directors.

Consulting Fees

If we consummate the Merger Agreement with Lazydays, we have agreed to pay Hydra Management LLC, an affiliate of A. Lorne Weil, an initial shareholder and father of B. Luke Weil, $450,000 as compensation for advisory services rendered to us in connection with the business combination.

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

Audit Fees

During the fiscal years ended November 30, 2017 and 2016, audit fees for our independent registered public accounting firm were approximately $65,000 and $53,000, respectively.

Audit-Related Fees

During the fiscal years ended November 30, 2017 and 2016, audit-related fees for our independent registered public accounting firm were approximately $17,000 and $0.

Tax Fees

During the fiscal years ended November 30, 2017 and 2016, fees for tax services for our independent registered public accounting firm were $0.

All Other Fees

During the fiscal years ended November 30, 2017 and 2016, fees for other services were approximately $202,000 and $0.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

1.1	Form of Underwriting Agreement.*

1.2	Business Combination Marketing Agreement between the Registrant and EarlyBirdCapital, Inc.*

2.1

Agreement and Plan of Merger, dated as of October 27, 2017, by and among Andina Acquisition Corp. II, Andina II Holdco Corp., Andina II Merger Sub Inc., Lazy Days’ R.V. Center, Inc., and A. Lorne Weil.**

3.1	Amended and Restated Memorandum and Articles of Association.*

4.1	Specimen Unit Certificate.*

4.2	Specimen Ordinary Share Certificate.*

4.3	Specimen Right Certificate.*

4.4	Form of Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

4.5	Form of Unit Purchase Option between the Registrant and EarlyBirdCapital, Inc.*

4.6	Specimen Warrant Certificate.*

4.7	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.1	Form of Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and the Company’s officers, directors and shareholders.*

10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.3	Form of Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders.*

10.4	Form of Registration Rights Agreement among the Registrant and the Initial Shareholders and EarlyBirdCapital.*

10.5	Form of Subscription Agreement among the Registrant, Graubard Miller and the Initial Shareholders and EarlyBirdCapital.*

10.6	Advisory Agreement between the Registrant and B. Riley & Co. LLC.*

14	Form of Code of Ethics.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document	Herewith
101.SCH	XBRL Taxonomy Extension Schema	Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-207037).

**	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 30, 2017

ANDINA ACQUISITION CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Andina Acquisition Corp. II

We have audited the accompanying consolidated balance sheets of Andina Acquisition Corp. II (the “Company”) as of November 30, 2017 and 2016, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended November 30, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2017 and 2016, and the results of its consolidated operations and its cash flows for the year ended November 30, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP
New York, NY
February 7, 2018

ANDINA ACQUISITION CORP. II

Consolidated Balance Sheets

	As of November 30,
	2017	2016

Assets
Current assets
Cash	$31,390	$63,789
Prepaid expenses	278,538	259,053
Total current assets	309,928	322,842
Cash and marketable securities held in Trust Account	29,194,458	40,651,426
Total assets	$29,504,386	$40,974,268

Liabilities and Shareholders’ Equity

Current liabilities:
Accrued expenses	$44,729	$2,166
Accounts payable	410,218	18,944
Convertible notes payable - related parties	100,000	-
Notes payable - related parties	536,732	-
Total current liabilities	1,091,679	21,110

Commitments
Ordinary shares subject to possible conversion, $0.0001 par value, 2,277,503 and 3,537,686 shares at conversion value at November 30, 2017 and 2016, respectively	23,412,705	35,953,149

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at November 30, 2017 and 2016	-	-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized; 1,872,428 and 1,772,314 shares issued and outstanding at November 30, 2017 and 2016, respectively (excluding 2,277,503 and 3,537,686 shares subject to possible conversion at November 30, 2017 and 2016, respectively)	187	177
Additional paid-in capital	6,138,872	5,416,776
Accumulated deficit	(1,139,057)	(416,944)
Total shareholders’ equity	5,000,002	5,000,009
Total Liabilities and Shareholders’ Equity	$29,504,386	$40,974,268

The accompanying notes are an integral part of these consolidated financial statements.

ANDINA ACQUISITION CORP. II

Consolidated Statements of Operations

	For The Years Ended November 30,
	2017	2016
General and administrative	$1,001,068	$513,552
Loss from operations	(1,001,068)	(513,552)
Interest income	278,955	154,441
Net loss	$(722,113)	$(359,111)

Weighted average shares outstanding, basic and diluted (1)	1,783,593	1,753,259

Basic and diluted net loss per ordinary share	(0.40)	(0.20)

(1) This number excludes 2,277,503 and 3,537,686 ordinary shares subject to possible conversion at November 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ANDINA ACQUISITION CORP. II

Consolidated Statement of Changes in Shareholders’ Equity

	Ordinary Shares (1)		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - November 30, 2015	1,150,000	$115	$24,985	$(57,833)	$(32,733)
Sale of units in initial public offering, net of offering costs	4,000,000	400	38,244,602	-	38,245,002
Sale of units to insiders and underwriter in private placement	310,000	31	3,099,969	-	3,100,000
Compulsory repurchase of ordinary shares	(150,000)	(15)	15	-	-
Ordinary shares subject to possible conversion	(3,537,686)	(354)	(35,952,795)	-	(35,953,149)
Net loss	-	-	-	(359,111)	(359,111)
Balance - November 30, 2016	1,772,314	$177	$5,416,776	$(416,944)	$5,000,009
Ordinary shares subject to possible conversion (1)	100,114	10	722,096	-	722,106
Net loss	-	-	-	(722,113)	(722,113)
Balance - November 30, 2017	1,872,428	$187	$6,138,872	$(1,139,057)	$5,000,002

The accompanying notes are an integral part of these consolidated financial statements.

ANDINA ACQUISITION CORP. II

Consolidated Statement of Cash Flows

	For The Years Ended November 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(722,113)	$(359,111)
Adjustments to reconcile net loss to net cash used in operation activities:
Interest earned on cash and marketable securities held in Trust Account	(278,925)	(154,421)
Expenses paid by related parties under notes payable	47,500	-
Changes in operating assets and liabilities:
Prepaid expenses	(19,485)	(233,429)
Accrued expenses	42,563	2,166
Accounts payable	391,274	(57,746)
Net cash used in operating activities	(539,186)	(802,541)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(277,413)	(40,600,000)
Interest released from Trust Account	301,985	102,995
Withdrawal from Trust Account upon redemption of ordinary shares	11,818,338	-
Net cash provided by (used in) investing activities	11,842,910	(40,497,005)

Cash Flows from Financing Activities
Proceeds received under note payable to related parties	482,215	-
Redemption of ordinary shares	(11,818,338)
Proceeds from initial public offering, net of costs	-	38,699,151
Proceeds from private placement	-	3,100,000
Repayment of advance from related party	-	(139,172)
Payment of deferred offering costs included in accounts payable	-	(76,121)
Payment of deferred offering costs included in accrued expenses	-	(220,623)
Net cash (used in) provided by financing activities	(11,336,123)	41,363,235

Net change in cash	(32,399)	63,689

Cash - beginning of the period	63,789	100
Cash - ending of the period	$31,390	$63,789

Supplemental disclosure of noncash investing and financing activities:
Reclassification of deferred offering costs to equity	$-	$454,149
Initial value of ordinary shares subject to possible conversion	$-	$36,313,487
Change in value of ordinary shares subject to possible conversion	$(722,106)	$(360,338)
Proceeds under notes payables to related parties deposited in Trust Account	$107,017	$-

The accompanying notes are an integral part of these consolidated financial statements.

ANDINA ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Plan of Business Operations

Andina Acquisition Corp. II (the “Company”) was incorporated in the Cayman Islands on July 1, 2015 as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business are not limited to a particular industry or geographic region.

All activity through November 30, 2017 relates to the Company’s formation, the initial public offering described below and the search for a Business Combination candidate. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on November 24, 2015. The Company consummated the Initial Public Offering of 4,000,000 units (“Units”) at $10.00 per unit on December 1, 2015, generating gross proceeds of $40.0 million. Offering costs were approximately $1.8 million, inclusive of $454,000 of offering costs incurred prior to the closing of the Initial Public Offering (Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 310,000 Units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, of which 265,000 Private Placement Units were sold to certain shareholders of the Company and their affiliates and designees, and 45,000 Private Placement Units were sold to EarlyBirdCapital, Inc. (“EBC”), the representative of the underwriters in the Initial Public Offering, generating gross proceeds of an aggregate of $3.1 million (Note 4).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

An aggregate amount of $40.6 million ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed in a United States-based trust account (“Trust Account”) at UBS maintained by Continental Stock Transfer & Trust Company, acting as trustee, and is invested in U.S. government treasury bills, until the earlier of: (i) the consummation of a Business Combination or (ii) the Company’s failure to consummate a Business Combination within the required time period set forth in the Company’s Amended and Restated Memorandum and Articles of Association (“Charter”). B. Luke Weil, the Company’s Non-Executive Chairman of the Board, has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company and that have not executed a waiver agreement with the Company. However, he may not be able to satisfy those obligations should they arise.

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

In connection with any proposed initial Business Combination, the Company will either (1) seek shareholder approval of such initial Business Combination at a meeting called for such purpose at which holders of the outstanding ordinary shares sold in the Initial Public Offering (“Public Shareholders”) may seek to convert such shares (“Public Shares”), regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable) or (2) provide Public Shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable). As of November 30, 2017, the amount in the Trust Account $10.23 per Public Share (excluding interest in the amount of approximately $135,400 that may be released to the Company as described above).

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

The Initial Shareholders have agreed to certain obligations and restrictions relating to their securities, including to vote in favor of any proposed Business Combination and in certain cases not to convert any shares in connection with a shareholder vote to approve, or sell their shares to the Company in any tender offer in connection with, a proposed initial Business Combination (See Note 5). The Representative has also agreed to vote its shares included in the Private Placement Units (the “private shares”) in favor of any proposed Business Combination.

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

On August 30, 2017, the Company held an extraordinary general meeting of shareholders (the “August Meeting”). At the August Meeting, the shareholders approved each of the following items: (i) an amendment to the Charter to extend the date by which the Company has to consummate a Business Combination (“Liquidation Date”) from September 1, 2017 to November 1, 2017 and (ii) an amendment to the Amended and Restated Memorandum and Articles of Association (the “Charter”) to allow the holders of the Company’s ordinary shares issued in the Company’s Initial Public Offering to elect to convert their public shares into their pro rata portion of the funds held in the Trust Account (the “First Extension”). Shareholders holding 432,769 Public Shares exercised their right to convert such shares into a pro rata portion of the Trust Account. As a result, an aggregate of approximately $4.4 million (or $10.15 per share) was removed from the Trust Account to pay such holders in September 2017. In connection with the First Extension, certain of the Company’s shareholders prior to the Initial Public Offering agreed to loan the Company $0.03 for each Public Share that was not converted, or $107,017, for each month following the First Extension. The loans will not bear interest and will be repayable by the Company to the lenders upon consummation of an initial Business Combination. If an initial Business Combination is not consummated by the required time period, the loans will be forgiven.

On October 31, 2017, the Company held another extraordinary general meeting of shareholders (the “October Meeting”). At the October Meeting, the shareholders approved an amendment to the Company’s Charter to extend the date by which the Company has to consummate a business combination (the “Second Extension”) to February 1, 2018. At the October Meeting, shareholders holding 727,300 Public Shares exercised their right to convert such shares into a pro rata portion of the funds in the Trust Account. As a result, an aggregate of approximately $7.4 million (or approximately $10.21 per share) was removed from the Trust Account in November 2017 to pay such shareholders. In connection with the Second Extension, certain of the Company’s shareholders prior to the Initial Public Offering will contribute to the Company as a loan $0.03 for each public Share that was not converted for each month of the Extension that is utilized. The Company’s board of directors will have the sole discretion whether to continue extending for additional months until February 1, 2018 and if the board determines not to continue extending for additional months, the shareholders’ obligation to make additional loans will terminate . Accordingly, an aggregate of approximately $85,198 will be contributed to the Company and deposited in the Trust Account for each month that is utilized through February 1, 2018. The contributions will not bear interest and will be repayable by the Company to the lenders upon consummation of an initial Business Combination. If an initial Business Combination is not consummated by the required time period, the loans will be forgiven.

On January 31, 2018, the Company held another extraordinary general meeting of shareholders. At the meeting, shareholders agreed to extend the date by which the Company has to consummate a Business Combination (the “Third Extension”) to April 1, 2018. Under Cayman Islands law, all amendments to the Charter took effect upon approval. Accordingly, the Company now has until April 1, 2018 to consummate the initial Business Combination. At the meeting, shareholders holding 708,052 Public Shares exercised their right to convert such shares into a pro rata portion of the funds in the Trust Account for an aggregate amount of approximately $7.3 million (or approximately $10.30 per share).

During the year ended November 30, 2017, the Company received an aggregate of $100,000 and $536,732 from certain shareholders under convertible notes and non-convertible notes, of which an aggregate of approximately $384,400 was deposited to the Trust Account in connection with the First and Second Extension. The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination.

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

On November 22, 2017, Andina II Holdco Corp. (“Holdco”), a Delaware corporation and a wholly-owned subsidiary of the Company, filed a registration statement on Form S-4 (the “Registration Statement”) with the U.S. Securities and Exchange Commission, which includes a preliminary proxy statement of the Company, and constitutes a preliminary prospectus of Holdco.

The Registration Statement was filed in connection with the agreement and plan of merger, dated as of October 27, 2017 (the “Merger Agreement”), among the Company, Holdco, Andina II Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Holdco (“Merger Sub”), Lazy Days’ R.V. Center, Inc., a Delaware corporation (“Lazydays”) and, solely for certain purposes set forth in the Merger Agreement, pursuant to which (a) the Company will merge with and into Holdco, with Holdco surviving and becoming a new public company and (b) Merger Sub will merge with and into Lazydays, with Lazydays surviving and becoming a direct wholly owned subsidiary of Holdco. The consummation of the transactions contemplated by the Merger Agreement are subject to the approval of the shareholders of the Company and Lazydays and the satisfaction or waiver of other customary closing conditions.

Liquidity

As of November 30, 2017, the Company had approximately $31,000 in its operating bank account and approximately $135,000 of interest income held in the Trust Account available to be released to the Company.

Through November 30, 2017, the Company’s liquidity needs were satisfied through receipt of approximately $686,000 from the sale of the Units held outside of the Trust Account upon closing of the Initial Public Offering, $25,000 from the sale of the insider shares (as described in Note 6), advances from a director in an aggregate amount of $139,000, which was repaid on December 1, 2015 from the proceeds received upon closing of the Initial Public Offering, promissory notes for up to approximately $661,500 from related parties, of which an aggregate of $636,700 was received. During the year ended November 30, 2017 and 2016, the Company received an aggregate of approximately $302,000 and $103,000 from interest released from the Trust Account for working capital purposes.

Subsequent to November 30, 2017, the Company issued an aggregate of $99,666 in promissory notes to related parties for working capital purposes. These notes are unsecured and non-interest bearing and are due upon consummation of a Business Combination. In January 2018, one of the Company’s non-executive Chairman provided a commitment letter to fund the Company up to $350,000 for working capital purposes. If the Company does not consummate a Business Combination, the loan will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account. The Company has not borrowed any amount under the commitment letter.

Based on the foregoing, the Company believes that it has sufficient funds available to operate its business through the earlier of consummation of a Business Combination or April 1, 2018 (or such later date as may be approved by shareholders at a meeting called for such purpose). Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business, and structuring, negotiating and consummating the Business Combination.

Note 2 – Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (“Securities Act”), declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At November 30, 2017, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Cash and Marketable Securities Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of November 30, 2017, cash and cash equivalents held in the Trust Account consisted of approximately $29.1 million in United States Treasury Bills and approximately $86,000 in cash. At November 30, 2017, there was approximately $135,000 of interest income held in the Trust Account available to be released to the Company.

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

Net Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of Ordinary Shares outstanding during the period. An aggregate of 2,277,503 and 3,537,686 Ordinary Shares subject to possible redemption at November 30, 2017 and 2016, respectively, have been excluded from the calculation of basic loss per ordinary share since such Ordinary Shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of (i) warrants sold in the Public Offering and Private Placement to purchase 2,155,000 Ordinary Shares of the Company, (ii) rights to acquire 615,713 Ordinary Shares of the Company and (iii) 400,000 Ordinary Shares, warrants to purchase 200,000 Ordinary Shares and rights to acquire 57,142 Ordinary Shares included in the unit purchase option sold to the underwriter, and (iv), up to 10,000 Ordinary Shares, warrants to purchase 5,000 Ordinary Shares, and rights to acquire 1,429 Ordinary Shares under the outstanding convertible note, in the calculation of diluted loss per share, since the exercise of the unit purchase option and warrants as well as the conversion of rights is contingent on the occurrence of future events.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

Income Taxes

The Company was registered as an Exempted Company in the Cayman Islands, and therefore, is not subject to Cayman Islands income taxes for 20 years from the Date of Inception. The Company would be subject to United States income taxes based on such activities that would occur in the United States. The Company accounts for income taxes under ASC Topic 740 “Income Taxes”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement process for consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 3 - Initial Public Offering

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

Note 4 - Private Placement

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the Private Placement of 310,000 Private Placement Units, at $10.00 per Private Placement Unit for a total purchase price of $3.1 million. Of the Private Placement Units, 265,000 were purchased by Initial Shareholders and their affiliates and designees and 45,000 were purchased by EBC. The Private Placement Units are identical to the units sold in the Initial Public Offering except the warrants included in the Private Placement Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Additionally, because the warrants included in the Private Placement Units were issued in a private transaction, the holders and their permitted transferees will be allowed to exercise such warrants for cash even if a registration statement covering the ordinary shares issuable upon exercise of such warrants is not effective and receive unregistered ordinary shares. Furthermore, the holders have agreed (A) to vote the private shares in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s proposed amended and restated memorandum and articles of association to be effected prior to the completion of the Initial Public Offering that would affect the substance or timing of the Company’s obligation to allow holders of Public Shares to exercise conversion rights with respect thereto as described herein unless the Company provides dissenting Public Shareholders with the opportunity to convert their Public Shares in connection with any such vote, (C) not to convert any private shares for cash from the Trust Account in connection with a shareholder vote to approve a proposed initial Business Combination (or to sell such shares to the Company in any tender offer the Company may engage in) or a vote to amend the provisions of the Company’s amended and restated memorandum and articles of association as described above and (D) that the private shares shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. The purchasers have also agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees) until the completion of an initial Business Combination.

Note 5 - Related Party Transactions

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

Related Party Transactions

Convertible Notes

Following the commitment letter from one of the Company’s directors and non-executive Chairman of the Board to provide working capital to the Company, on April 28, 2017, the Company issued a $100,000 convertible promissory note to such non-executive Chairman. The loan is unsecured, non-interest bearing and is payable upon consummation of a Business Combination. Upon consummation of a Business Combination, the principal balance of the note may be converted, at the holder’s option, to Private Placement Units at a price of $10.00 per Private Placement Unit. If the lender converts the entire principal balance of the convertible promissory note, he would receive 10,000 Private Placement Units. If a Business Combination is not consummated, the note will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account established in connection with the Initial Public Offering. As of November 30, 2017, the $100,000 convertible promissory note was outstanding.

Notes Payable

Prior to the closing of the Initial Public Offering, a director advanced an aggregate of approximately $139,000 to cover expenses related to the Company’s formation and the Initial Public Offering. The Company repaid this amount on December 1, 2015 from the proceeds received upon closing of the Initial Public Offering.

During the year ended November 30, 2017, the Company issued an aggregate of approximately $561,500 in promissory notes to related parties. Of these, the Company received an aggregate of $536,732 from certain shareholders under promissory notes, of which an aggregate of approximately $384,400 was deposited to the Trust Account in connection with the First and Second Extension as of November 30, 2017. The loans are unsecured and non-interest bearing and are due upon consummation of a Business Combination.

Others

The Company maintains its principal executive offices in office space provided to the Company at no cost by a third party affiliated with one of the Company’s directors.

If the Company consummates the transactions contemplated by the Merger Agreement with Lazydays, the Company has agreed to pay Hydra Management LLC, an affiliate of A. Lorne Weil, an initial shareholder and father of B. Luke Weil, the Company’s Non-Executive Chairman, $450,000 as compensation for advisory services rendered to the Company in connection with such transaction. The Company is not obligated to pay these fees if no business combination is consummated. These fees are an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of November 30, 2017.

Note 6 - Commitments and Contingencies

Underwriting Agreement

On November 24, 2015, the Company entered into an agreement with EBC (“Underwriting Agreement”), pursuant to which the Company paid an underwriting discount of $1.3 million. The Company has further engaged EBC to assist the Company with its initial Business Combination. Pursuant to this arrangement, the Company anticipates that EBC will assist the Company in holding meetings with shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee of $1,600,000 for such services upon the consummation of its initial Business Combination (exclusive of any applicable finders’ fees which might become payable); provided that up to 25% of the fee may be allocated at the Company’s sole discretion to one or more advisors that assist the Company in identifying and consummating an initial Business Combination. The Company will also reimburse EBC for up to $20,000 of its reasonable costs and expenses incurred by it (including reasonable fees and disbursements of counsel) in connection with the performance of its services pursuant to the agreement; provided, however, all expenses in excess of $5,000 in the aggregate shall be subject to prior written approval, which approval will not be unreasonably withheld. The Company is not obligated to pay these fees if no business combination is consummated. These fees are an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of November 30, 2017.

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

In July 2017, the Company entered into a financial advisory and private placement agreement with an advisor in connection with a potential Business Combination. Pursuant to the agreement, the Company agreed to pay the advisor a cash fee of $200,000, plus placement agent fees, as well as issue the advisor warrants to purchase ordinary shares of the Company, if the Business Combination is consummated and a capital raise is closed. The fees and warrants are all payable upon the closing of the Business Combination. The Company is not obligated to pay these fees if no Business Combination is consummated. These fees are an unrecognized contingent liability, as closing of a potential Business Combination was not considered probable as of November 30, 2017.

In August 2017, the Company entered into an engagement letter for legal advisory services in connection with a potential Business Combination, pursuant to which the legal counsel agreed to defer all additional fee charges (“deferred charges”) after the certain retainer amount is used. The Company is not obligated to pay deferred fees if no Business Combination is consummated. As of November 30, 2017, no material services were provided yet. The deferred charges are an unrecognized contingent liability, as closing of a potential Business Combination was not considered probable as of November 30, 2017.

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

Note 7 - Shareholder Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of November 30, 2017, there are no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.0001 per share.

As of November 30, 2017, after the consummation of the Initial Public Offering and the Private Placement, the Company has an aggregate of 5,310,000 ordinary shares outstanding, inclusive of 2,277,503 and 3,537,686 ordinary shares subject to possible conversion classified as temporary equity in the accompanying Balance Sheet as of November 30, 2017 and November 30, 2016, respectively.

In connection with the First and Second Extension, shareholders holding 432,769 and 727,300 Public Shares exercised their right to convert such shares into a pro rata portion of the Trust Account. As a result, an aggregate of approximately $4.4 million (or $10.15 per share) and $7.4 million (or approximately $10.21 per share) was removed from the Trust Account to pay such holders in September and November 2017.

Note 8 - Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured on a recurring basis as of November 30, 2017 and 2016, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active Markets
	(Level 1)
Description	November 30, 2017	November 30, 2016
Cash and marketable securities held in Trust Account	$29,194,458	40,651,426

Approximately $86,000 and $44,000 of the balance in the Trust Account was held in cash as of November 30, 2017 and 2016.

Note 9 – Merger Agreement

On October 27, 2017, the Company entered into a Merger Agreement with Lazydays. The Merger Agreement provides for a business combination transaction by means of (i) the merger of Andina with and into Holdco, with Holdco surviving and becoming a new public company (the “Redomestication Merger”) and (ii) the merger of Merger Sub with and into Lazydays, with Layzdays surviving and becoming a direct wholly owned subsidiary of Holdco (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers”). As a result of the Mergers, the shareholders of Andina and stockholders of Lazydays will become stockholders of Holdco.

Under the Merger Agreement, upon consummation of the Redomestication Merger, (i) each ordinary share of Andina will be exchanged for one share of common stock of Holdco (“Holdco Shares”), except that holders of the Company’s Public Shares shall be entitled to elect instead to receive a pro rata portion of Andina’s Trust Account, (ii) each Andina right will entitle the holder to receive one-seventh of a Holdco Share and (iii) each Andina warrant will entitle the holder to purchase one-half of one Holdco Share at a price of $11.50 per whole share. Upon consummation of the Transaction Merger, the stockholders of Lazydays (the “Stockholders”) will receive their pro rata portion of: (i) 2,857,143 Holdco Shares; and (ii) $85,000,000 in cash, subject to adjustments based on Lazydays’ working capital and debt as of closing and also subject to any such Holdco Shares and cash that are issued and paid to Lazydays’ optionholders and participants under Lazydays’ transaction incentive plan.

As the sole and exclusive remedy for amounts (if any) owed to Holdco as adjustments to the merger consideration based on Lazydays’ working capital and debt as of closing, an aggregate of $2,000,000 in cash to be paid as part of the merger consideration (the “Adjustment Escrow Cash”) shall be deposited in escrow. The escrow agent shall release the Adjustment Escrow Cash following its receipt of a notice specifying the amounts to be released as provided for in the Merger Agreement.

Upon the consummation of the Mergers, Holdco will be the new public entity and will change its name to “Lazydays Holdings, Inc.” The Mergers are expected to be consummated in the first quarter of 2018 after the required approvals by the shareholders of Andina and the Company are obtained and the fulfillment of certain other conditions, all as described herein and in the Merger Agreement.

PIPE Investment

Simultaneously with entering into the Merger Agreement, Holdco has entered into a series of securities purchase agreements with institutional investors for the sale of convertible preferred stock, common stock, and warrants of Holdco for an aggregate purchase price of $88.5 million (the “PIPE Investment”) in a private placement which will close simultaneously with the consummation of the Mergers (the “Closing”). As a result of the PIPE Investment, on the Closing, Holdco would issue an aggregate of 600,000 shares of Series A Preferred Stock of Holdco (with a stated value of $60.0 million), 3,261,852 Holdco Shares and five-year warrants to purchase an additional 2,503,934 Holdco Shares exercisable at $11.50 per share; provided that the number of Holdco Shares being issued in the PIPE Investment may be reduced in order to ensure that two investors that will be investing an aggregate of $22,750,000 in the PIPE Investment will hold less than up to 9.99% of the outstanding Holdco Shares at Closing and to the extent such number is reduced, they will receive pre-funded warrants in lieu of such Holdco Shares. The investors in the PIPE Investment will be granted certain registration rights as set forth in the securities purchase agreements.

The material terms of the Series A Preferred Stock are as follows:

The Series A Preferred Stock will rank senior to all outstanding capital stock of Holdco. Holders of the Series A Preferred Stock will be entitled to vote on an as-converted basis together with the holders of the Common Stock of Holdco, and not as a separate class, at any annual or special meeting of Holdco’s stockholders. Each share of Series A Preferred Stock will be convertible at the holder’s election at any time, at an initial conversion price of $10.0625 per share, subject to adjustment (as applicable, the “Conversion Price”). Upon any conversion of the Series A Preferred Stock, Holdco will be required to pay each holder converting shares of Series A Preferred Stock all accrued and unpaid dividends, in either cash or shares of Common Stock, at Holdco’s option. The Conversion Price will be subject to adjustment for stock dividends, forward and reverse splits, combinations and similar events, as well as for certain dilutive issuances.

Dividends on the Series A Preferred Stock will accrue at an initial rate of 8% per annum (the “Dividend Rate”), compounded quarterly, on each $100 of Series A Preferred Stock (the “Issue Price”) and be payable quarterly in arrears. Accrued and unpaid dividends, until paid in full in cash, will accrue at the then applicable Dividend Rate plus 2%. The Dividend Rate will be increased to 11% per annum, compounded quarterly, in the event Holdco’s senior indebtedness less unrestricted cash during any trailing twelve month period ending at the end of any fiscal quarter is greater than 2.25 times EBITDA. The Dividend Rate will be reset to 8% at the end of the first fiscal quarter when Holdco’s senior indebtedness less unrestricted cash during the trailing twelve month period ending at the end such quarter is less than 2.25 times EBITDA.

If, at any time following the second anniversary of the issuance of the Series A Preferred Stock, the volume weighted average price of Holdco’s Common Stock equals or exceeds $25.00 (as adjusted for stock dividends, splits, combinations and similar events) for a period of thirty consecutive trading days, Holdco may elect to force the conversion of any or all of the outstanding Series A Preferred Stock at the Conversion Price then in effect. From and after the eighth anniversary of the issuance of the Series A Preferred Stock, Holdco may elect to redeem all, but not less than all, of the outstanding Series A Preferred Stock in cash at the Issue Price plus all accrued and unpaid dividends. From and after the ninth anniversary of the issuance of the Series A Preferred Stock, each holder of Series A Preferred Stock has the right to require Holdco to redeem all of the holder’s outstanding shares of Series A Preferred Stock in cash at the Issue Price plus all accrued and unpaid dividends.

In the event of any liquidation, merger, sale, dissolution or winding up of Holdco, holders of the Series A Preferred Stock will have the right to (i) payment in cash of the Issue Price plus all accrued and unpaid dividends, or (ii) convert the shares of Series A Preferred Stock into Common Stock and participate on an as-converted basis with the holders of Common Stock.

So long as the Series A Preferred Stock is outstanding, the holders thereof, by the vote or written consent of the holders of a majority in voting power of the outstanding Series A Preferred Stock, shall have the right to designate two members to the board of directors of Holdco.

Support Agreement

Concurrently with the execution of the Merger Agreement, certain Stockholders (the “Supporting Stockholders”) have entered into a support agreement with Andina (the “Support Agreement”), pursuant to which each of the Supporting Stockholders has agreed, among other things, to vote all of the shares of the Company’s common stock beneficially owned by such Supporting Stockholder in favor of the Transaction Merger, and to not take any action to solicit, knowingly encourage, initiate, engage in or otherwise knowingly facilitate discussions or negotiations with, provide any information to, or enter into any agreement with any person (other than the parties to the Merger Agreement) concerning any merger, sale of a significant portion of assets or similar transaction involving the Company prior to April 27, 2018.

Lock-Up

Certain of the Stockholders will not be able to sell any of the Holdco Shares that they receive as a result of the Transaction Merger (subject to limited exceptions) until the earlier of (i) the nine-month anniversary of the Closing and (ii) the date on which Holdco consummates a liquidation, merger, stock exchange or other similar transaction in which Holdco is not the surviving company or which results in a change of control of Holdco. Such Stockholders will be required to enter into a lock-up agreement to such effect as a condition to the Closing.

Registration Rights

At Closing, Holdco will enter into a Registration Rights Agreement providing the Stockholders with certain demand registration rights and piggy-back registration rights with respect to registration statements filed by Holdco after the Closing. Andina and Holdco shall amend any existing registration rights agreements to which it is a party or similar agreements or instruments to which it is a party providing for registration rights with respect to Andina’s or Holdco’s securities held by any person such that the securities of Andina or Holdco held by the Stockholders will be equal in priority with all other securities of Andina or Holdco.

Indemnification of Andina and Holdco

Pursuant to the Merger Agreement, Andina and Holdco shall be entitled to certain limited indemnification for any inaccuracies or breaches of Lazydays’ representations and warranties in the Merger Agreement or for the non-fulfillment or breach prior to the Closing of any covenant or agreement of Lazydays contained in the Merger Agreement.

To provide a fund for payment to Holdco with respect to its post-closing rights to indemnification under the Merger Agreement, there will be placed in escrow (with an independent escrow agent): (i) an aggregate of $4,250,000 of cash to be paid as part of the merger consideration and (ii) 142,857 of the Holdco Shares to be issued as part of the merger consideration (“Indemnity Escrow Fund”) under the Merger Agreement. The escrow will be the sole remedy for Holdco with respect to their rights to indemnification under the Merger Agreement, except with respect to indemnification arising out of the inaccuracy or breach of certain specified representations of Lazydays set forth in the Merger Agreement.

The escrow agent shall release the Indemnity Escrow Fund (less any amounts for pending claims) on the first anniversary of the Closing.

No amount for indemnification shall be payable to Holdco unless and until the aggregate amount of all indemnifiable losses otherwise payable exceeds a deductible amount of $1,000,000, in which event all indemnifiable losses so due in excess of the deductible amount shall be paid out of the Indemnity Escrow Fund. The aggregate liability for losses of Holdco shall not in any event exceed the cash and Holdco Shares that constitute the Indemnity Escrow Fund. Holdco shall have no claim for indemnity against the Stockholders other than for any of the cash and Holdco Shares placed in escrow.

Representations and Warranties

The Merger Agreement contains representations and warranties of Andina, Lazydays and Holdco relating to, among other things, (a) organization and qualification, (b) subsidiaries, (c) capitalization, (d) authority relative to the Merger Agreement, (e) no conflict; required filings and consents, (f) compliance, (g) SEC reports and financial statements, (h) undisclosed liabilities, (i) absence of certain changes or events, (j) litigation, (k) employee benefit plans, (l) labor matters, (m) certain business activities, (n) title to property, (o) taxes, (p) environmental matters, (q) brokers, (r) intellectual property, (s) agreements, contracts and commitments, (t) insurance, (u) government actions/filings, (v) interested party transactions, (w) board approval, (x) listing of Andina’s securities, (y) the PIPE Investment and (z) Andina’s trust account.

The obligations of each party to consummate the Merger are subject to the satisfaction or waiver of customary conditions and Closing deliverables.

Termination

The Merger Agreement may be terminated at any time, but not later than the Closing, as follows:

●	by mutual written agreement of Andina and Lazydays;

●	by either Andina or Lazydays in certain circumstances if the Closing has not occurred on or before June 30, 2018;

●	by either Andina or Lazydays if a governmental entity shall have issued an order, or taken any other action, in any case having the effect of permanently restraining, enjoining or otherwise prohibiting the Mergers, which order, decree, ruling or other action is final and nonappealable;

●	by either Andina or Lazydays if the other party has materially breached any of its covenants or representations and warranties set forth in the Merger Agreement such that the applicable condition to Closing would not be satisfied and has not cured its breach within thirty days of a notice of such breach, provided that the terminating party is itself not in uncured material breach;

●	by either Andina or Lazydays if, at the Andina extraordinary general meeting, the Mergers are not approved by holders of Andina shares or Andina will have less than $5,000,001 of net tangible assets upon consummation of the Mergers and after giving effect to the exercise by the holders of public shares of their rights to convert the public shares held by them into cash;

●	by either Andina or Lazydays by written notice after Lazydays or Andina, as applicable, delivers a disclosure supplement under the Merger Agreement to Andina or Lazydays, as applicable, and the matter(s) disclosed in such disclosure supplement shall have resulted in a Material Adverse Effect (as defined in the Merger Agreement) on Lazydays or Andina, as applicable; or

●	by Lazydays by written notice to Andina if at any time prior to obtaining the Lazydays stockholder approval, the Board of Directors of Lazydays authorizes Lazydays to terminate the Merger Agreement as a result of it receiving a “Superior Proposal” (as defined in the Merger Agreement).

If Lazydays terminates the Merger Agreement in connection with its receipt of a Superior Proposal as set forth in the Merger Agreement, it will owe Andina an aggregate of $2,200,000 within one business day of the termination.

Note 10 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date, the financial statements were issued.

Subsequent to November 30, 2017, the Company borrowed an aggregate of $99,666 for working capital purposes and issued promissory notes to related parties in exchange. These notes are unsecured and non-interest bearing and are due upon consummation of a Business Combination.

In January 2018, the Company’s non-executive Chairman provided a commitment letter to fund the Company up to $350,000 for working capital purposes. If the Company does not consummate a Business Combination, the loan will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. The Company has not borrowed any amount under the commitment letter.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of January 2018.

ANDINA ACQUISITION CORP. II

By:
Julio A. Torres
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

	Chief Executive Officer (Principal	February 7, 2018
Julio A. Torres	Executive Officer) and Director

	Chief Financial Officer (Principal	February 7, 2018
Mauricio Orellana	Financial and Accounting Officer) and Director

	Director	February 7, 2018
B. Luke Weil

	Director	February 7, 2018
Matthew S. N. Kibble

	Director	February 7, 2018
Edward G. Navarro

28